Form 10-Q
period 2024-03-31
CG Oncology, Inc.
filed 2024-05-09
CIK 1991792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 001-41925

CG Oncology, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	37-1611499
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Spectrum Center Drive, Suite 2040 Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 409-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CGON	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2024, the registrant had 66,640,150 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CG ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$77,468	$8,266
Marketable securities	489,040	179,408
Prepaid expenses and other current assets	11,949	6,358
Accounts receivable - other	153	92
Total current assets	578,610	194,124
Property and equipment, net	77	69
Operating lease right-of-use assets	368	422
Other assets	53	19
Deferred offering costs	—	4,667
Total assets	$579,108	$199,301
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,658	$3,242
Success fee liability, current portion	—	352
Operating lease liabilities, current portion	220	217
Accrued expenses and other current liabilities	5,106	10,443
Total current liabilities	9,984	14,254
Success fee liability, non-current	—	13
Operating lease liabilities, net of current portion	184	244
Total liabilities	10,168	14,511
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock:
Series A-1 redeemable convertible preferred stock, $0.0001 par value per share; zero and 5,075,000 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; liquidation value of $0 and $3,570 as of March 31, 2024 and December 31, 2023, respectively	—	3,570
Series B redeemable convertible preferred stock, $0.0001 par value per share; zero and 11,973,000 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023; liquidation value of $0 and $10,000 as of March 31, 2024 and December 31, 2023, respectively	—	10,000
Series C redeemable convertible preferred stock, $0.0001 par value per share; zero and 73,598,283 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; liquidation value of $0 and $22,000 as of March 31, 2024 and December 31, 2023, respectively	—	22,000
Series D redeemable convertible preferred stock, $0.0001 par value per share; zero and 53,271,754 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; liquidation value of $0 and $47,300 as of March 31, 2024 and December 31, 2023, respectively	—	47,300
Series E redeemable convertible preferred stock, $0.0001 par value per share; zero and 112,422,700 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; liquidation value of $0 and $120,000 as of March 31, 2024 and December 31, 2023, respectively	—	120,000
Series F redeemable convertible preferred stock, $0.0001 par value per share; zero and 81,587,937 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; liquidation value of $0 and $105,020 as of March 31, 2024 and December 31, 2023, respectively	—	105,020
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 700,000,000 and 493,530,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 66,636,252 and 5,222,283 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7	—
Additional paid-in capital	715,807	6,842
Accumulated deficit	(146,874)	(129,942)
Total stockholders' equity (deficit)	568,940	(123,100)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$579,108	$199,301

The accompanying notes are an integral part of these unaudited condensed financial statements.

CG ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Research and collaboration revenue	$529	$194
Operating expenses
Research and development	17,210	7,842
General and administrative	5,788	2,073
Total operating expenses	22,998	9,915
Loss from operations	(22,469)	(9,721)
Other income (expense), net:
Interest income, net	5,546	1,046
Other (expense) income, net:	(9)	8
Total other income (expense), net	5,537	1,054
Net loss and comprehensive loss	(16,932)	(8,667)
Cumulative redeemable convertible preferred stock dividends	—	(3,734)
Net loss attributable to common stockholders	$(16,932)	$(12,401)
Net loss per share , basic and diluted	$(0.36)	$(3.22)
Weighted average shares of common stock outstanding, basic and diluted	47,064,768	3,855,383

The accompanying notes are an integral part of these unaudited condensed financial statements.

CG ONCOLOGY, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

	Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series E Redeemable Convertible Preferred Stock				Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000			3,842,694	$—	$3,642	$(81,335)	$(77,693)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—			13,656	—	68	—	68
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—			—	—	179	—	179
Net loss	—	—	—	—	—	—	—	—	—	—				—		(8,667)	(8,667)
Balance as of March 31, 2023	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000			3,856,350	$—	$3,889	$(90,002)	$(86,113)
	Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series E Redeemable Convertible Preferred Stock		Series F Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000	81,587,937	$105,020	5,222,283	$—	$6,842	$(129,942)	$(123,100)
Conversion of redeemable convertible preferred stock	(5,075,000)	(3,570)	(11,973,000)	(10,000)	(73,598,283)	(22,000)	(53,271,754)	(47,300)	(112,422,700)	(120,000)	(81,587,937)	(105,020)	38,413,909	4	307,886	—	307,890
Issuance of common stock in connection with an initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	23,000,000	3	399,562	—	399,565
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	60	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,517	—	1,517
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,932)	(16,932)
Balance as of March 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	66,636,252	$7	$715,807	$(146,874)	$568,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

CG ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(16,932)	$(8,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	4
Amortization of loan fees	—	7
Final payment amortization	—	112
Success fee amortization	—	(335)
Stock-based compensation expense	1,517	179
(Accretion of discount) amortization of premium on short-term investments	(2,199)	—
Non-cash lease expense	(3)	341
Changes in operating assets and liabilities:
Prepaid and current assets	(5,654)	224
Other assets	(33)	—
Accounts payable	1,417	(9)
Accrued expenses	(4,129)	158
Net cash used in operating activities	(26,012)	(7,986)
Investing Activities
Proceeds from sales and maturities of short-term investments	145,865	—
Purchase of short-term investments	(453,297)	(78,699)
Purchase of property and equipment	(12)	—
Net cash used in investing activities	(307,444)	(78,699)
Financing Activities
Proceeds from initial public offering, net of issuance costs	406,410	—
Payments of success fee or long-term debt	(365)	(833)
Proceeds from exercise of stock options	—	68
Deferred offering costs	(3,387)	—
Net cash provided by (used in) financing activities	402,658	(765)
Net increase (decrease) in cash, cash equivalent and restricted cash	69,202	(87,450)
Cash, cash equivalents and restricted cash at beginning of year	8,266	88,143
Cash, cash equivalents and restricted cash at end of period	$77,468	$693
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$271
Cash paid for taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassification of 38,413,909 redeemable convertible preferred stock to 38,413,909 shares of common stock	$307,890	$—
Reclassification of deferred offering costs	$6,845	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

On January 11, 2024, the Company’s board of directors approved a 1-for-9.535 reverse stock split of its issued and outstanding common stock and stock option awards which was effected on January 16, 2024. All issued and outstanding shares of common stock, stock option awards and per share data have been adjusted in these condensed financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split.

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

On January 29, 2024, the Company completed the closing of its initial public offering (IPO) of 20,000,000 common shares at a price of $19.00 per share. Additionally, the underwriters exercised their option to purchase an additional 3,000,000 at a price of $19.00 per share. The common shares began trading on the Nasdaq Global Market on January 25, 2024, under the symbol "CGON". The Company received net proceeds of $399.6 million, after deducting discounts and commissions and other offering expenses. In addition, as a result of its IPO, the Company’s convertible preferred stock converted into common stock concurrently with the IPO.

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principle (U.S. GAAP) for interim financial information and pursuant to Article 10 of Regulation of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the interim financial statements reflect all adjustments, which include only normal and recurring adjustments, considered necessary for a fair statement of the interim periods. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report).

Liquidity and Management’s Plans

As of March 31, 2024, the Company had approximately $566.5 million of cash, cash equivalents and marketable securities and working capital of approximately $568.6 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of March 31, 2024, the Company had an accumulated deficit of $146.9 million. During the three months ended March 31, 2024, the Company incurred a net loss of $16.9 million and negative cash flows from operations of $26.0 million. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval and gains market acceptance of a product candidate and achieves a level of revenues adequate to support the Company’s operations.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements appearing in its 2023 Annual Report.

Deferred Offering Costs

The Company capitalizes as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s IPO. The deferred offering costs were offset against the IPO proceeds upon the consummation of an offering. As of March 31, 2024 and December 31, 2023, the Company had zero and $4.7 million, respectively, in deferred offering costs, of which less than $0.1 million were in accrued expenses.

Classification of Redeemable Convertible Preferred Stock

Classification of the Company’s Series A-1, B, C, D, E and F redeemable convertible preferred stock as of December 31, 2023 was being treated as mezzanine equity and not as part of stockholders’ deficit because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and would have required the redemption of the then-outstanding redeemable convertible preferred stock. In addition, all of the Company’s redeemable convertible preferred stock was redeemable with the passage of time on or after July 28, 2028, by class and if requested by a requisite majority of each class. As a result of the Company’s IPO, the Company’s redeemable convertible preferred stock converted into common stock concurrently with the IPO.

Recently Issued Accounting Standards

Accounting standards not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s condensed financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance includes the requirements that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, the title and position of the chief operating decision maker, and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the guidance and all existing segment disclosures in Accounting Standards Codification (ASC) 280, Segment Reporting. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in the guidance retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact that this guidance may have on its financial statements.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively, in accordance with the ASC 820, Fair Value Measurement (ASC 820) hierarchy (in thousands):

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$76,768	$—	$—	$76,768
Marketable securities	$—	$489,040	$—	$489,040

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$8,240	$—	$—	$8,240
Marketable securities		$179,408		$179,408

Liabilities
Success fee liability	$—	$—	$365	$365

The Company’s cash equivalents represent deposits in a short-term U.S. Treasury money market fund quoted in an active market and were classified as a Level 1 fair value measurement. Marketable securities represent fixed income securities (U.S. treasury bills) with original maturities greater than 90 days and were classified as a level 2 fair value measurement.

The success fee liability associated with the Loan and Security Agreement (the Loan Agreement) the Company entered into in January 2021 was classified as a Level 3 fair value measurement, due to the use of unobservable inputs. On March 5, 2024, the Company paid $0.4 million for the success fee. See Note 10 for additional information on the success fee.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2024 and the year ended December 31, 2023.

4. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities as of March 31,2024 and as of December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
External research and development expenses	$2,237	$6,164
Personnel-related expenses	1,761	2,822
Professional fees	826	341
Deferred offering costs	37	1,017
Other	245	99
Total accrued expenses and other current liabilities	$5,106	$10,443

5. Commitments and Contingencies

Operating Leases

As of March 31, 2024 and December 31, 2023, the Company had two operating leases, in which the Company was the lessee for office space. As of March 31, 2024 and December 31, 2023, the lease terms were through 2025 and 2026. The Company had no finance leases as of March 31, 2024 and December 31, 2023.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

The components of lease expense as of March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost	$61	$57
Total lease cost	$61	$57
Other information
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$58	$58
Weighted-average remaining lease term	1.92	2.87
Weighted-average discount rate	1.63%	1.63%

Maturities of lease liabilities as of March 31, 2024 were as follows (in thousands):

Three Months Ending March 31,
2024	$165
2025	187
2026	59
2027	—
Total lease payment	411
Less: amount representing imputed interest	(7)
Total future minimum lease obligations	$404

Legal Proceedings

A liability for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources is recorded in the condensed financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated.

On March 4, 2024, a complaint was filed against the Company in the Superior Court of the State of Delaware by ANI Pharmaceuticals, Inc. seeking a declaratory judgment that an assignment and technology transfer agreement between the Company and ANI, dated November 15, 2010, obligates the Company to pay ANI a royalty on certain "net sales" of cretostimogene. The Company disputes the allegations raised in the case and intends to vigorously defend the matter.

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of March 31, 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The Company assessed the Lepu License Agreement in accordance with ASC 606, Revenue Recognition (ASC 606) and determined that the performance obligation is comprised solely of the license grant to Lepu. The Company determined the transaction price was $4.5 million and recorded the entire amount upon transfer of control of the functional intellectual property license rights in 2019. The Company evaluated the provision of manufacturing activities related to clinical and commercial supply of the licensed products and concluded that the manufacturing activities were not performance obligations as the terms do not provide a material right to Lepu.

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

The Company recorded $0.5 million and zero in development income for the three months ended March 31, 2024 and 2023, respectively.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The Company evaluated the Kissei Agreement to determine whether it is a collaborative arrangement in the scope of ASC 808, Collaborative Arrangements (ASC 808). The Company concluded the Kissei Agreement is a collaborative agreement under ASC 808, as the Kissei Agreement involves a joint operating activity, each party is an active participant in the activities related to the Kissei Agreement, and both parties are exposed to significant risks and rewards dependent upon the commercial success of the activities related to the Kissei Agreement.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The Company recorded zero and $0.2 million in development income for the three months ended March 31, 2024 and 2023, respectively.

7. Common Stock

The Company is authorized to issue up to 700,000,000 and 493,530,000 shares of common stock at March 31, 2024 and December 31, 2023, respectively, of which 66,636,252 and 5,222,283 shares were issued and outstanding at March 31, 2024 and December 31, 2023, respectively.

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

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

Dividends

The holders of common stock shall be entitled to receive dividends out of funds legally available therefor at such times and in such amounts as the board of directors may determine in its sole discretion.

Liquidation Rights

Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company or deemed liquidation event of the Company, all of the remaining assets of the Company available for distribution to the stockholders shall be distributed among the holders of the common stock, pro rata based on the number of shares held by each such holder.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Reserved Shares

As of March 31, 2024, the Company reserved the following shares of common stock for issuance upon conversion of the outstanding and exercise of stock options:

March 31,
2024
Stock options available for issuance	7,788,535
Stock options outstanding	5,998,420
Total	13,786,955

8. Stock-Based Compensation

In 2015, the Company established the 2015 Plan, under which the Company may grant options and restricted stock to its employees and certain non-employees. As of March 31, 2024, there were 1,743,673 shares of common stock subject to outstanding awards under the 2015 Plan. In 2022, the Company established the 2022 Plan, under which the Company may grant options, restricted stock units, restricted stock, stock appreciation rights, dividend equivalents and other stock and cash-based awards to its employees and certain non-employees. As of March 31, 2024, there were 3,759,940 shares of common stock subject to outstanding awards under the 2022 Plan.

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Equity Incentive Plan (the 2024 Plan), which became effective on the date immediately preceding the date on which the Company’s registration statement was declared effective by the SEC. The 2024 Plan replaced the 2022 Plan, as the Company’s board of directors has determined to not make additional grants under the 2022 Plan following the closing of the offering. However, the 2015 and 2022 Plan will continue to govern outstanding equity awards granted under the 2015 and 2022 Plans. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan is (1) 8,246,565 shares, plus (2) any shares subject to outstanding awards under the 2015 Plan and 2022 Plan as of the effective date of the 2024 Plan that become available for issuance under the 2024 Plan thereafter in accordance with its terms. As of March 31, 2024, there were 494,807 shares of common stock subject to outstanding awards and 7,788,535 shares of common stock remaining and available for issuance under the 2024 Plan.

The Company may grant options to purchase authorized but unissued shares of the Company’s common stock. Options granted under the 2015 Plan, 2022 Plan and 2024 Plan include incentive stock options that can be granted only to the Company’s employees and non-statutory stock options that can be granted to the Company’s employees, consultants, advisors and directors.

The exercise prices, vesting and other restrictions of the awards to be granted under the 2015 Plan, 2022 Plan and 2024 Plan are determined by the Board, except that no stock option may be issued with an exercise price less than the fair market value of the common stock at the date of the grant or have a term in excess of ten years. Options granted under the 2015 Plan, 2022 Plan and 2024 Plan are exercisable in whole or in part at any time subsequent to vesting.

Stock Options

The following table provides the assumptions used in determining the fair value of option awards for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Expected volatility	84.5%	82.9% - 83.7%
Risk-free interest rate	3.93%	3.58% - 3.82%
Expected dividend yield	0%	0%
Expected term (in years)	6.05	5.82

The weighted average grant-date fair value of the options granted was $13.94 and $1.62 per share for the three months ended March 31, 2024 and 2023, respectively. The fair value of shares vested during the three months ended March 31, 2024 and 2023 was $3.40 and $1.94 per share, respectively. The fair value of shares exercised during the three months ended March 31, 2024 and 2023 was $1.82 and $1.76 per share, respectively.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes stock option activity for the three months ended March 31, 2024 (in thousands, except share and per share amounts):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Balance at December 31, 2023	5,532,871	$4.12	8.55	$40,290
Granted	494,807	$19.00	—
Exercised	(60)	$1.82	—	2
Forfeited/Expired	(29,198)	$2.72	—
Balance at March 31, 2024	5,998,420	$5.36	7.89	$231,194
Vested and expected to vest at March 31, 2024	5,998,420	$5.36	7.89	$231,194
Exercisable at March 31, 2024	1,929,734	$2.00	5.09	$80,861

The Company recorded stock-based compensation expense related to stock options of $1.5 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The Company had an aggregate $19.1 million of gross unrecognized stock-based compensation expense as of March 31, 2024 remaining to be amortized over a weighted average period of 2.8 years.

Stock-based compensation expense related to stock options recorded in the accompanying statements of operations for the nine months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$543	$102
General and administrative	974	77
Total stock-based compensation expense	$1,517	$179

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

9. Employee Stock Purchase Plan

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Employee Stock Purchase Plan (the 2024 ESPP), which became effective on the date on which the Company’s registration statement was declared effective by the SEC. The number of shares initially available for issuance pursuant to the 2024 ESPP is 812,242 shares. The 2024 ESPP provides for the sale of our common stock to eligible employees at 85% of the fair market value of our common stock at the commencement date of each offering period or the relevant date of purchase, whichever is lower. Payroll deductions are limited to 15% of the employee’s eligible compensation, subject to IRS limits. In addition, employees may not buy more than 100,000 shares during any purchase period or offering period. There were no purchases of shares under the ESPP during the three months ended March 31, 2024. On March 31, 2024, there were approximately 0.8 million shares available for issuance under the ESPP.

10. Debt

On May 12, 2023, the Company repaid all outstanding principal and accrued and unpaid interest on the funds received under the Loan Agreement and all other outstanding obligations with respect to the funds received under the Loan Agreement and made a final payment. On March 5, 2024, the Company paid $0.4 million for the success fee under the Success Fee Agreement entered into in connection with the Loan Agreement.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

11. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss and comprehensive loss	$(16,932)	$(8,667)
Cumulative redeemable convertible preferred stock dividends	—	(3,734)
Net loss attributable to common stockholders	$(16,932)	$(12,401)
Denominator:
Weighted-average common shares outstanding, basic and diluted	47,064,768	3,855,383
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(3.22)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options outstanding	5,998,420	3,449,548
Total	5,998,420	3,449,548

12. Related Parties

In 2023, the Company entered into an agreement with Danforth Advisors, LLC for the provision of interim Chief Financial Officer (CFO) services. Under the agreement, the Company paid Danforth Advisors, LLC for Stephen DiPalma’s services as part-time CFO approximately less than $0.1 million for services rendered for each of the three months ended March 31, 2024 and 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Annual Report).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned clinical trials and preclinical studies for cretostimogene and any future product candidates, the timing and likelihood of regulatory filings and approvals for cretostimogene and any future product candidates, our ability to commercialize cretostimogene and any future product candidates, if approved, the pricing and reimbursement of cretostimogene and any future product candidates, if approved, the potential to develop future product candidates, the potential benefits of strategic collaborations and potential to enter into any future strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target” or “will” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial and other trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions, including, without limitation, the risk factors described in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Overview

We are a late-stage clinical biopharmaceutical company focused on developing and commercializing a potential backbone bladder-sparing therapeutic for patients afflicted with bladder cancer. Our product candidate, cretostimogene, is initially in clinical development for the treatment of patients with high-risk Non-Muscle Invasive Bladder Cancer (NMIBC) who are unresponsive to Bacillus Calmette Guerin (BCG) therapy, the current standard-of-care for high-risk NMIBC. There is significant unmet need for treatments in these patients given the limitations of currently approved therapies and patient reluctance to undergo radical cystectomy, or the complete removal of the bladder. We are evaluating the safety and efficacy of cretostimogene as monotherapy in BOND-003, our ongoing Phase 3 clinical trial in high-risk BCG-unresponsive NMIBC patients. We have completed enrollment for this trial, reported interim data in May 2024 and expect to report topline data by the end of 2024. If successful, we believe that this trial could serve as the basis for a Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA). We are also evaluating the use of cretostimogene when administered to this same patient population in combination with FDA-approved pembrolizumab in CORE-001, our ongoing Phase 2 clinical trial. Moreover, we intend to assess the safety and efficacy of cretostimogene in treating a range of other bladder cancer indications as an alternative to BCG therapy and in patients who are not categorized as BCG-unresponsive, including our second Phase 3 clinical trial, PIVOT-006, evaluating adjuvant cretostimogene in up to 364 intermediate-risk NMIBC patients following transurethral resection of the bladder tumor (TURBT). We believe cretostimogene, if approved, has the potential to serve as first-line therapy, thereby alleviating the current need to prioritize treatment recipients and ration administration of BCG given its significant market shortage.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $16.9 million and $8.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $146.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize cretostimogene and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture cretostimogene, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for cretostimogene, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we do not become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce or terminate our operations.

To date, we have primarily funded our operations with proceeds from the sale of common shares from our IPO, our redeemable convertible preferred stock and previously outstanding term debt. From inception through March 31, 2024, we have received aggregate gross proceeds of approximately $747.5 million from the sale of common shares from our IPO and sales of redeemable convertible preferred stock. In addition, from inception through March 31, 2024, we have recognized $25.5 million in research and collaboration revenue pursuant to our license and collaboration agreements. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $566.5 million. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of cretostimogene and any future product candidates.

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

In January 2024, we completed our initial public offering of 23,000,000 common shares at a price of $19.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 3,000,000 shares of common stock. We received net proceeds of $399.6 million, after deducting discounts and commissions and offering expenses. In addition, as a result of our initial public offering, our convertible preferred stock converted into common stock concurrently with the initial public offering.

License and Collaboration Agreements

Below is a summary of the key terms for certain of our license and collaboration agreements. For a more detailed description of these agreements, see the section titled “Business—License and Collaboration Agreements” in our 2023 Annual Report.

Lepu License Agreement

In March 2019, we entered into a development and license agreement (the Lepu License Agreement) with Lepu, under which we granted an exclusive license to Lepu to develop, manufacture and commercialize cretostimogene and/or DDM to treat and/or prevent cancer in the Lepu Territory. Lepu paid to us a one-time upfront payment of $4.5 million and is obligated to make regulatory milestone payments of up to $2.5 million and commercial milestone payments of up to $57.5 million. We are entitled to receive a high single-digit royalty on net sales of cretostimogene and/or DDM sold in the Lepu Territory, subject to a specified reduction. During the years ended December 31, 2023 and 2022, less than $0.1 million and zero collaboration revenue, respectively, was recorded related to the Lepu License Agreement. During the three months ended March 31, 2024 and 2023, $0.5 million and zero in collaboration revenue was recorded related to the Lepu License Agreement, respectively.

Kissei License Agreement

In March 2020, and as amended September 2022, we entered into a license and collaboration agreement (the Kissei License Agreement) with Kissei, under which we granted to Kissei an exclusive license to certain intellectual property rights in Bangladesh, Bhutan, Brunei, Cambodia, India, Indonesia, Japan, South Korea, Laos, Malaysia, Myanmar, Nepal, Pakistan, Palau, Philippines, Singapore, Sri Lanka, Taiwan, Thailand and Vietnam (the Kissei Territory), for Kissei to develop and commercialize, but not manufacture, cretostimogene in combination with DDM (the Licensed Product) for all uses in oncology. Kissei paid to us a one-time upfront payment of $10.0 million under the agreement. Kissei is obligated to development milestone payments of up to $33.0 million and commercial milestone payments of up to $67.0 million. We have also agreed to pay Kissei a royalty on net sales of Licensed Product outside the Kissei Territory and outside the Lepu Territory, including on any U.S. sales, in a low-single digit percentage, subject to certain capped reductions. We are entitled to receive a royalty on net sales of Licensed Product in the Kissei Territory in the mid-twenties percentage, subject to certain capped reductions and offset rights. We are obligated to supply and Kissei will exclusively purchase its clinical and commercial requirements of Licensed Product from us. During the years ended December 31, 2023 and 2022, we recorded $0.2 million and $0.2 million, respectively in development income related to the Kissei License Agreement. During the three months ended March 31, 2024 and 2023, zero and $0.2 million in collaboration revenue was recorded related to the Kissei License Agreement, respectively.

Components of Our Results of Operations

Revenue

From inception through March 31, 2024, we have recognized $25.5 million in research and collaboration revenue through our license and collaboration agreements. We have not generated any revenue from the sale of products, however, and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If our or our collaborators’ development efforts for cretostimogene and any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales, payments from existing or potential future collaboration or license agreements with third parties, or any combination thereof.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of external and internal costs incurred in performing clinical and preclinical development activities.

Our R&D expenses consist of:

•
external costs incurred under agreements with contract research organizations (CROs), contract manufacturers, consultants and other third parties to conduct and support our clinical trials and preclinical studies; and
•
internal costs, including R&D personnel-related expenses such as salaries, stock-based compensation and benefits, as well as allocated facilities costs and dues and subscriptions.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses such as salaries, stock-based compensation and benefits, for our personnel in executive, legal, finance and accounting, human resources and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters and professional fees paid for accounting, auditing, consulting and tax services, as well as facilities-related costs not otherwise included in R&D expenses and other costs such as insurance costs and travel expenses.

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

Other Income (Expense), Net

Interest Income, Net

Interest income, net, consists of interest income related to interest earned on our invested cash and cash equivalents and marketable securities balances and expenses related to our previously outstanding term debt. We expect our interest income will increase as we invest the cash received from the net proceeds from our IPO.

Other (Expense) Income

Other (expense) income consists of miscellaneous items, such as success fees and final payment amortization and other items not related to our core operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenue:
Research and collaboration revenue	$529	$194	$335
Operating expenses:
Research and development	17,210	7,842	(9,368)
General and administrative	5,788	2,073	(3,715)
Total operating expenses	22,998	9,915	(13,083)
Loss from operations	(22,469)	(9,721)	(12,748)
Other income (expense), net:
Interest income, net	5,546	1,046	4,500
Other (expense) income, net	(9)	8	(17)
Total other income (expense), net	5,537	1,054	4,483
Net loss and comprehensive loss	$(16,932)	$(8,667)	$(8,265)

Research and Collaboration Revenue

Research and collaboration revenue was $0.5 million for the three months ended March 31, 2024 compared to $0.2 million for the three months ended March 31, 2023. We recorded $0.5 million and zero for the three months ended March 31, 2024 and 2023, in development revenue related to the Lepu License Agreement. We recorded zero and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, in development revenue related to the Kissei License Agreement.

Research and Development Expenses

The following table summarizes our R&D expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
External clinical trial expenses	$12,731	$4,940	$7,791
Personnel-related expenses	4,113	2,713	1,400
Facilities-related fees and other expenses	366	189	177
Total research and development expenses	$17,210	$7,842	$9,368

R&D expenses were $17.2 million for the three months ended March 31, 2024 compared to $7.8 million for the three months ended March 31, 2023. The increase of $9.4 million in R&D expenses for the three months ended March 31, 2024 was primarily due to an increase of $7.8 million in external clinical trial expenses related to higher CRO fees as patient enrollment increased and higher chemistry, manufacturing and control (CMC) and consultant and other third party expenses, an increase of $1.4 million in personnel-related expenses due to increased headcount for R&D, and higher facilities-related, fees and other related costs of $0.2 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Personnel-related expenses	$3,142	$1,015	$2,127
Professional and consultant fees	2,175	911	1,264
Facilities-related fees and other expenses	471	147	324
Total general and administrative expenses	$5,788	$2,073	$3,715

General and administrative expenses were $5.8 million for the three months ended March 31, 2024 compared to $2.1 million for the three months ended March 31, 2023. The increase of $3.7 million in general and administrative expenses for the three months ended March 31, 2023 was primarily due to an increase in personnel-related expenses of $2.1 million due to increased headcount, increased professional and consultant fees of $1.3 million related to legal, accounting and consulting fees and higher facilities-related, travel and marketing-related costs of $0.3 million.

Other Income (Expense), Net

Other income (expense), net, for the three months ended March 31, 2024 was a net income of $5.5 million compared to a net income of $1.1 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, other income (expense), net primarily consisted of $5.5 million in interest income related to marketable securities balances for the three months ended March 31, 2023, other income (expense), net primarily consisted of interest income of $1.0 million related to marketable securities balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of cretostimogene and any future product candidates. To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock in our initial public offering, the sale of shares of our redeemable convertible preferred stock and previously outstanding term debt. Through March 31, 2024, we have received aggregate gross proceeds of $747.5 million from the sale of common stock in our IPO and sale of redeemable convertible preferred stock. In addition, through March 31, 2024, we have recognized $25.5 million in research and collaboration revenue through our license and collaboration agreements. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $566.5 million. On January 29, 2024, we closed our initial public offering of common stock for aggregate net proceeds of $399.6 million, after deducting discounts and commissions and offering expenses.

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

Material Cash Requirements for Known Contractual and Other Obligations

During the three months ended March 31, 2024, there have been no material changes outside of the ordinary course of business in the composition to the material contractual obligations or commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Material Cash Requirements for Known Contractual and Other Obligations” included in the 2023 Annual Report.

Cash Flows

The following table provides information regarding our cash flows for the years ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(26,012)	$(7,986)
Net cash used in investing activities	(307,444)	(78,699)
Net cash provided by (used in) financing activities	402,658	(765)
Net increase (decrease) in cash, cash equivalents and restricted cash	$69,202	$(87,450)

Operating Activities

During the three months ended March 31, 2024, operating activities used $26.0 million of cash, primarily resulting from our net loss of $16.9 million, partially offset by non-cash charges of $1.5 million, including stock-based compensation expense and success fees, offset by the accretion of the discount on short-term investments and net cash used in changes in our operating assets and liabilities of $10.6 million.

During the three months ended March 31, 2023, operating activities used $8.0 million of cash, primarily resulting from our net loss of $8.7 million, partially offset by non-cash charges of less than $0.3 million, including stock-based compensation expense and amortization associated with the term loan final payoff and success fees, and net cash used in changes in our operating assets and liabilities of $0.4 million.

Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $307.4 million, primarily due to purchases of marketable securities offset by proceeds from sales and maturities of short-term investments.

During the three months ended March 31, 2023, net cash used in investing activities was $78.7 million, primarily due to purchases of marketable securities.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $402.7 million, consisting primarily of net proceeds from the initial public offering, net of issuance costs and deferred offering costs and the exercise of common stock options of $403.1 million offset by the long-term debt success fee pay-off of $0.4 million.

During the three months ended March 31, 2023, net cash used in financing activities was $0.8 million, consisting of payments of long-term debt of $0.8 million partially offset by the exercise of common stock options of less than $0.1 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in the 2023 Annual Report.

R&D Expenses and Related Prepaid and Accrued Expenses

As part of the process of preparing our condensed financial statements, we are required to estimate our R&D expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our R&D expenses as of each balance sheet date based on facts and circumstances known to us at that time. The significant estimates in our R&D expenses include the costs incurred for services performed by our vendors in connection with services for which we have not yet been invoiced. We base our expenses related to R&D activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct R&D on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows.

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

Recently Issued Accounting Standards

A description of recently issued accounting standards that may potentially impact our financial position, results of operations and cash flows is included in Note 2 to our condensed financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2023 Annual Report.

Item 4. Controls and Procedures.

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

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to other legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. There have been no material developments to the legal proceedings disclosed in Part II, Item 1, "Legal Proceedings" in our 2023 Annual Report.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2024, we granted to certain of our employees, directors, and consultants options to purchase an aggregate of 494,807 shares of common stock at an exercise price of $19.00 per share. The stock options were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Rule 506 promulgated thereunder as a transaction not involving any public offering.

Use of Proceeds

On January 24, 2024, our registration statement on Form S-1 (File No. 333-276350) was declared effective by the SEC for our initial public offering. At the closing of our initial public offering on January 29, 2024, we sold 23,000,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 3,000,000 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $437.0 million, which resulted in net proceeds to us of approximately $399.6 million, after deducting underwriting discounts and commissions of approximately $30.6 million and offering-related transaction costs of approximately $6.8 million. As of March 31, 2024, we estimate that we have used approximately $20.9 million of the proceeds from our initial public offering for general corporate purposes, including to fund the research and development of cretostimogene, and manufacturing and pre-commercial activities. There has been no material change in the planned use of proceeds from that described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	S-1/A	01/18/24	3.3
3.2	Amended and Restated Bylaws	S-1	01/02/24	3.4
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	01/18/24	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 28, 2023, as amended, by and among the Registrant and certain of its stockholders	S-1/A	01/18/24	4.2
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CG Oncology, Inc.

Date: May 9, 2024	By:	/s/ Arthur Kuan
Arthur Kuan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Corleen Roche
Corleen Roche
Chief Financial Officer
(Principal Financial and Accounting Officer)