Form 10-Q
period 2024-09-30
CG Oncology, Inc.
filed 2024-11-12
CIK 1991792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 67,629,675 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CG ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$43,411	$8,266
Marketable securities	497,299	179,408
Prepaid expenses and other current assets	11,233	6,358
Accounts receivable - other	137	92
Total current assets	552,080	194,124
Property and equipment, net	63	69
Operating lease right-of-use assets	275	422
Other assets	53	19
Deferred offering costs	—	4,667
Total assets	$552,471	$199,301
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,076	$3,242
Success fee liability, current portion	—	352
Operating lease liabilities, current portion	225	217
Accrued expenses and other current liabilities	11,329	10,443
Total current liabilities	15,630	14,254
Success fee liability, non-current	—	13
Operating lease liabilities, net of current portion	71	244
Total liabilities	15,701	14,511
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock:
Series A-1 redeemable convertible preferred stock, $0.0001 par value per share; zero and 5,075,000 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; liquidation value of $0 and $3,570 as of September 30, 2024 and December 31, 2023, respectively	—	3,570
Series B redeemable convertible preferred stock, $0.0001 par value per share; zero and 11,973,000 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023; liquidation value of $0 and $10,000 as of September 30, 2024 and December 31, 2023, respectively	—	10,000
Series C redeemable convertible preferred stock, $0.0001 par value per share; zero and 73,598,283 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; liquidation value of $0 and $22,000 as of September 30, 2024 and December 31, 2023, respectively	—	22,000
Series D redeemable convertible preferred stock, $0.0001 par value per share; zero and 53,271,754 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; liquidation value of $0 and $47,300 as of September 30, 2024 and December 31, 2023, respectively	—	47,300
Series E redeemable convertible preferred stock, $0.0001 par value per share; zero and 112,422,700 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; liquidation value of $0 and $120,000 as of September 30, 2024 and December 31, 2023, respectively	—	120,000
Series F redeemable convertible preferred stock, $0.0001 par value per share; zero and 81,587,937 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; liquidation value of zero and $105,020 as of September 30, 2024 and December 31, 2023, respectively	—	105,020
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 700,000,000 and 493,530,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 67,537,858 and 5,222,283 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	—
Additional paid-in capital	722,946	6,842
Accumulated deficit	(186,183)	(129,942)
Total stockholders' equity (deficit)	536,770	(123,100)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$552,471	$199,301

The accompanying notes are an integral part of these unaudited condensed financial statements.

CG ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Research and collaboration revenue	$43	$9	$683	$203
Operating expenses
Research and development	19,622	11,735	55,302	29,412
General and administrative	8,716	2,317	21,998	6,885
Total operating expenses	28,338	14,052	77,300	36,297
Loss from operations	(28,295)	(14,043)	(76,617)	(36,094)
Other income (expense), net:
Interest income, net	7,892	2,283	20,379	4,100
Other (expense) income, net	(2)	(8)	(3)	(58)
Total other income (expense), net	7,890	2,275	20,376	4,042
Net loss and comprehensive loss	$(20,405)	$(11,768)	$(56,241)	$(32,052)
Deemed dividend on redeemable convertible preferred stock issuances	—	(410)	—	(410)
Cumulative redeemable convertible preferred stock dividends	—	(5,336)	—	(12,846)
Net loss attributable to common stockholders	$(20,405)	$(17,514)	$(56,241)	$(45,308)
Net loss per share, basic and diluted	$(0.30)	$(4.00)	$(0.93)	$(11.18)
Weighted average shares of common stock outstanding, basic and diluted	67,143,744	4,383,131	60,311,003	4,053,341

The accompanying notes are an integral part of these unaudited condensed financial statements.

CG ONCOLOGY, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series E Redeemable Convertible Preferred Stock		Series F Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000	—	$—	3,842,694	$—	$3,642	$(81,335)	$(77,693)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	13,656	—	68	—	68
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,671)	(8,671)
Balance as of March 31, 2023	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000	—	$—	3,856,350	$—	$3,889	$(90,006)	$(86,117)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	183,790	—	165	—	165
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	177	—	177
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,613)	(11,613)
Balance as of June 30, 2023	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000	—	$—	4,040,140	$—	$4,231	$(101,619)	$(97,388)
Issuance of Series F redeemable convertible preferred stock (inclusive of deemed dividend of $410 to accrete to redemption value)	—	—	—	—	—	—	—	—	—	—	81,587,937	105,020			$(410)		$(410)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,028,511	1	1,587	—	1,588
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	394	—	394
Net loss	5,075,000	3,570	11,973,000	10,000	—	—	—	—	—	—	—	—		—		(11,768)	(11,768)
Balance as of September 30, 2023	10,150,000	$7,140	23,946,000	$20,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000	81,587,937	$105,020	5,068,651	$1	$5,802	$(113,387)	$(107,584)

	Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series E Redeemable Convertible Preferred Stock		Series F Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000	81,587,937	$105,020	5,222,283	$—	$6,842	$(129,942)	$(123,100)
Conversion of redeemable convertible preferred stock	(5,075,000)	(3,570)	(11,973,000)	(10,000)	(73,598,283)	(22,000)	(53,271,754)	(47,300)	(112,422,700)	(120,000)	(81,587,937)	(105,020)	38,413,909	4	307,886	—	307,890
Issuance of common stock in connection with an initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	23,000,000	3	399,562	—	399,565
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	60	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,517	—	1,517
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,934)	(16,934)
Balance as of March 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	66,636,252	$7	$715,807	$(146,876)	$568,938
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	23,600	—	77	—	77
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,246	—	2,246
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,902)	(18,902)
Balance as of June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	66,659,852	$7	$718,130	$(165,778)	$552,359
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	878,006	—	2,167	—	2,167
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,649	—	2,649
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,405)	(20,405)
Balance as of September 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	67,537,858	$7	$722,946	$(186,183)	$536,770

The accompanying notes are an integral part of these unaudited condensed financial statements.

CG ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(56,241)	$(32,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	13
Amortization of loan fees	—	12
Final payment amortization and loss on debt extinguishment	—	767
Success fee amortization	—	17
Stock-based compensation expense	6,412	750
Accretion of discount on short-term investments	(6,247)	(1,409)
Non-cash lease expense	(17)	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,875)	(2,168)
Accounts receivable - other	(45)	(1)
Other assets	(34)	13
Accounts payable	834	630
Accrued expenses and other current liabilities	2,130	2,380
Net cash used in operating activities	(58,051)	(31,034)
Investing Activities
Proceeds from sales and maturities of short-term investments	517,230	166,371
Purchases of short-term investments	(828,874)	(303,100)
Purchases of property and equipment	(25)	—
Net cash used in investing activities	(311,669)	(136,729)
Financing Activities
Proceeds from initial public offering, net of issuance costs	406,410	—
Proceeds from issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	104,627
Payments of success fee or long-term debt	(365)	(16,284)
Proceeds from exercise of common stock options and issuance of common stock under the employee stock purchase plan	2,244	1,820
Deferred offering costs	(3,424)	(270)
Net cash provided by financing activities	404,865	89,893
Net increase (decrease) in cash, cash equivalents and restricted cash	35,145	(77,870)
Cash, cash equivalents and restricted cash at beginning of period	8,266	88,143
Cash, cash equivalents and restricted cash at end of period	$43,411	$10,273
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$376
Cash paid for taxes	$—	$—
Supplemental Schedule of Non-cash Investing and Financing Activities:
Reclassification of 38,413,909 redeemable convertible preferred stock to 38,413,909 shares of common stock	$307,890	$—
Reclassification of deferred offering costs	$6,845	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report). In the opinion of management, the interim financial statements reflect all adjustments, which include only normal and recurring adjustments, considered necessary for a fair statement of the interim periods.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.

Liquidity and Management’s Plans

As of September 30, 2024, the Company had approximately $540.7 million of cash, cash equivalents and marketable securities and working capital of approximately $536.5 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of September 30, 2024, the Company had an accumulated deficit of $186.2 million. During the three and nine months ended September 30, 2024, the Company incurred net losses of $20.4 million and $56.2 million, respectively, and negative cash flows from operations of $58.1 million during the nine months ended September 30, 2024. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval, and gains market acceptance of a product candidate and achieves a level of revenues adequate to support the Company’s operations.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, respectively, in accordance with the ASC 820, Fair Value Measurement (ASC 820) hierarchy (in thousands):

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$17,861	$—	$—	$17,861
Marketable securities	$—	$497,299	$—	$497,299

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$8,240	$—	$—	$8,240
Marketable securities	$—	$179,408	$—	$179,408

Liabilities
Success fee liability	$—	$—	$365	$365

The Company’s cash equivalents represent deposits in a short-term U.S. Treasury money market fund quoted in an active market and were classified as a Level 1 fair value measurement. Marketable securities represent fixed income securities (U.S. treasury bills) with original maturities greater than 90 days and were classified as a Level 2 fair value measurement. As of September 30, 2024 and December 31, 2023, the amortized cost of the Company's available for sale marketable securities approximated their fair value. There was no material realized or unrealized gains or losses, either individually or in the aggregate.

The success fee liability associated with the Loan and Security Agreement (the Loan Agreement) the Company entered into in January 2021 was classified as a Level 3 fair value measurement, due to the use of unobservable inputs. On March 5, 2024, the Company paid $0.4 million for the success fee. See Note 10 for additional information on the success fee.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2024 and the year ended December 31, 2023.

4. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities as of September 30, 2024 and as of December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
External research and development expenses	$5,060	$6,164
Personnel-related expenses	4,797	2,822
Professional fees	1,251	341
Deferred offering costs	—	1,017
Other	221	99
Total accrued expenses and other current liabilities	$11,329	$10,443

5. Commitments and Contingencies

Operating Leases

As of September 30, 2024 and December 31, 2023, the Company had two operating leases, in which the Company was the lessee for office space. As of September 30, 2024 and December 31, 2023, the lease terms were through 2025 and 2026. The Company had no finance leases as of September 30, 2024 and December 31, 2023.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

The components of lease expense as of September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$77	$57	$173	$179
Total lease cost	$77	$57	$173	$179
Other information
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$60	$59	$163	$161
Weighted-average remaining lease term	1.41	2.35	1.41	2.35
Weighted-average discount rate	1.63%	1.63%	1.63%	1.63%

Maturities of lease liabilities as of September 30, 2024 were as follows (in thousands):

2024	$60
2025	187
2026	52
Total lease payment	299
Less: amount representing imputed interest	(3)
Total future minimum lease obligations	$296

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

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of September 30, 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

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

The Company recorded zero and less than $0.1 million in research and collaboration revenue for the three months ended September 30, 2024 and 2023, respectively. The Company recorded $0.5 million and less than $0.1 million in research and collaboration revenue for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company recorded less than $0.1 million and zero in research and collaboration revenue for the three months ended September 30, 2024 and 2023, respectively. The Company recorded $0.2 million and $0.2 million in research and collaboration revenue for the nine months ended September 30, 2024 and 2023, respectively.

7. Common Stock

The Company is authorized to issue up to 700,000,000 and 493,530,000 shares of common stock at September 30, 2024 and December 31, 2023, respectively, of which 67,537,858 and 5,222,283 shares were issued and outstanding at September 30, 2024 and December 31, 2023, respectively.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Reserved Shares

As of September 30, 2024, the Company reserved the following shares of common stock for issuance:

September 30,
2024
Stock options outstanding	5,203,163
Reserved for future stock option issuances	7,711,332
Reserved for future ESPP issuances	783,096
Total	13,697,591

8. Stock-Based Compensation

In 2015, the Company established the 2015 Plan, under which the Company may grant options and restricted stock to its employees and certain non-employees. As of September 30, 2024, there were 992,459 shares of common stock subject to outstanding awards under the 2015 Plan. In 2022, the Company established the 2022 Plan, under which the Company may grant options, restricted stock units, restricted stock, stock appreciation rights, dividend equivalents and other stock and cash-based awards to its employees and certain non-employees. As of September 30, 2024, there were 3,404,697 shares of common stock subject to outstanding awards under the 2022 Plan.

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Equity Incentive Plan (the 2024 Plan), which became effective on the date immediately preceding the date on which the Company’s registration statement was declared effective by the SEC. The 2024 Plan replaced the 2022 Plan, as the Company’s board of directors has determined to not make additional grants under the 2022 Plan following the closing of the offering. However, the 2015 and 2022 Plan will continue to govern outstanding equity awards granted under the 2015 and 2022 Plans. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan is (1) 8,246,565 shares, plus (2) any shares subject to outstanding awards under the 2015 Plan and 2022 Plan as of the effective date of the 2024 Plan that become available for issuance under the 2024 Plan thereafter in accordance with its terms. As of September 30, 2024, there were 806,007 shares of common stock subject to outstanding awards and 7,711,327 shares of common stock remaining and available for issuance under the 2024 Plan.

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

Stock Options

The following table provides the assumptions used in determining the fair value of option awards for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected volatility	77.34% - 77.74%	81.8% - 82.1%	77.34% - 84.50%	81.4% - 83.7%
Risk-free interest rate	3.46% - 4.15%	4.33% - 4.35%	3.46% - 4.62%	3.58% - 4.35%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	6.1	5.3 - 6.11	6.05 - 6.1	4.95 - 6.11

The weighted average grant-date fair value of the options granted was $17.14 and $3.22 per share for the nine months ended September 30, 2024 and 2023, respectively. The fair value of shares vested during the nine months ended September 30, 2024 and 2023 was $4.27 and $2.02 per share, respectively. The fair value of shares exercised during the nine months ended September 30, 2024 and 2023 was $2.07 and $1.47 per share, respectively.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes stock option activity for the nine months ended September 30, 2024 (in thousands, except share and per share amounts):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Balance at December 31, 2023	5,532,871	$4.12	8.55	$40,290
Granted	806,007	$24.03
Exercised	(872,520)	$2.07
Forfeited/Expired	(263,195)	$4.69
Balance at September 30, 2024	5,203,163	$7.52	7.96	$157,184
Vested and expected to vest at September 30, 2024	5,203,163	$7.52	7.96	$157,184
Exercisable at September 30, 2024	1,896,514	$3.15	6.51	$65,574

The Company recorded stock-based compensation expense related to stock options of $2.0 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $5.1 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an aggregate $21.9 million of gross unrecognized stock-based compensation expense related to unvested options to be recognized over a weighted average period of 3.1 years.

Stock-based compensation expense related to stock options and the 2024 Employee Stock Purchase Plan (see Note 9) recorded in the accompanying statements of operations for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$901	$238	$2,223	$430
General and administrative	1,748	156	4,189	320
Total stock-based compensation expense	$2,649	$394	$6,412	$750

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

9. Employee Stock Purchase Plan

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Employee Stock Purchase Plan (the ESPP), which became effective on the date on which the Company’s registration statement was declared effective by the SEC. The number of shares initially available for issuance pursuant to the ESPP is 812,242 shares. The ESPP provides for the sale of the Company's common stock to eligible employees at 85% of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant date of purchase, whichever is lower. Payroll deductions are limited to 15% of the employee’s eligible compensation, subject to IRS limits. In addition, employees may not buy more than 100,000 shares during any purchase period or offering period. There were 29,146 shares purchased under the ESPP during the three and nine months ended September 30, 2024. On September 30, 2024, there were approximately 0.8 million shares available for issuance under the ESPP.

The Company recorded stock-based compensation expense under the ESPP of approximately $0.6 million and $1.4 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company had $3.3 million of gross unrecognized stock-based compensation expense under the ESPP to be recognized over a weighted average period of 1.43 years.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

11. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss and comprehensive loss	$(20,405)	$(11,768)	$(56,241)	$(32,052)
Deemed dividend on redeemable convertible preferred stock issuances	—	(410)	—	(410)
Cumulative redeemable convertible preferred stock dividends	—	(5,336)	—	(12,846)
Net loss attributable to common stockholders	$(20,405)	$(17,514)	$(56,241)	$(45,308)
Denominator:
Weighted-average common shares outstanding, basic and diluted	67,143,744	4,383,131	60,311,003	4,053,341
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(4.00)	$(0.93)	$(11.18)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	September 30,
	2024	2023
Stock options outstanding	5,203,163	4,691,982
Total	5,203,163	4,691,982

12. Related Parties

In 2023, the Company entered into an agreement with Danforth Advisors, LLC for the provision of interim Chief Financial Officer (CFO) services. Under the agreement, the Company paid Danforth Advisors, LLC for Stephen DiPalma’s services as part-time CFO approximately $0.1 million or less for services rendered for each of the three and nine months ended September 30, 2024 and 2023.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Overview

We are a late-stage clinical biopharmaceutical company focused on developing and commercializing a potential backbone bladder-sparing therapeutic for patients afflicted with bladder cancer. Our product candidate, cretostimogene, is in clinical development for the treatment of patients with high-risk Non-Muscle Invasive Bladder Cancer (NMIBC) who are unresponsive to Bacillus Calmette Guerin (BCG) therapy, the current standard-of-care for high-risk NMIBC. There is significant unmet need for treatments in these patients given the limitations of currently approved therapies and patient reluctance to undergo radical cystectomy, or the complete removal of the bladder. We are evaluating the safety and efficacy of cretostimogene as monotherapy in BOND-003 Cohort C, our ongoing Phase 3 clinical trial in high-risk BCG-unresponsive NMIBC patients with CIS and with or without high-grade Ta/T1 papillary disease. We have completed enrollment for this trial and reported interim data in May 2024. In September 2024, we submitted a late-breaking abstract reporting data from BOND-003 to the Society of Urologic Oncology that was accepted for an oral presentation at its Annual Scientific Meeting in Urologic Oncology scheduled for December 2024. If successful, we believe that this trial could serve as the basis for a Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA). In April 2024, we initiated BOND-003 Cohort P evaluating cretostimogene in high-risk BCG-unresponsive NMIBC patients with high-grade Ta/T1 papillary disease. The first patient has been dosed in BOND-003 Cohort P. In addition, in our CORE-001 Phase 2 clinical trial, we evaluated the use of cretostimogene when administered to the BOND-003 Cohort C population in combination with FDA-approved pembrolizumab, and reported positive final results from the CORE-001 trial in May 2024. Moreover, we intend to assess the safety and efficacy of cretostimogene in treating a range of other bladder cancer indications as an alternative to BCG therapy and in patients who are not categorized as high-risk BCG-unresponsive, including our second Phase 3 clinical trial, PIVOT-006, evaluating adjuvant cretostimogene in up to 364 intermediate-risk NMIBC patients following transurethral resection of the bladder tumor (TURBT). In June 2024, we initiated an expanded access program (EAP) for cretostimogene in the U.S. for patients with NMIBC who are unresponsive to BCG and meet certain program eligibility criteria. The first patient has been dosed in the EAP and enrollment in the study is ongoing. We believe cretostimogene, if approved, has the potential to serve as first-line therapy, thereby alleviating the current need to prioritize treatment recipients and ration administration of BCG given its significant market shortage.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $56.2 million and $32.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $186.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize cretostimogene and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture cretostimogene, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for cretostimogene, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we do not become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce or terminate our operations.

To date, we have primarily funded our operations with proceeds from the sale of common shares from our IPO, our redeemable convertible preferred stock and previously outstanding term debt. From inception through September 30, 2024, we have received aggregate gross proceeds of approximately $749.8 million from the sale of common shares from our IPO and sales of redeemable convertible preferred stock. In addition, from inception through September 30, 2024, we have recognized $25.7 million in research and collaboration revenue pursuant to our license and collaboration agreements. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $540.7 million. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of cretostimogene and any future product candidates.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Lepu License Agreement

In March 2019, we entered into a development and license agreement (the Lepu License Agreement) with Lepu, under which we granted an exclusive license to Lepu to develop, manufacture and commercialize cretostimogene and/or DDM to treat and/or prevent cancer in the Lepu Territory. Lepu paid to us a one-time upfront payment of $4.5 million and is obligated to make regulatory milestone payments of up to $2.5 million and commercial milestone payments of up to $57.5 million. We are entitled to receive a high single-digit royalty on net sales of cretostimogene and/or DDM sold in the Lepu Territory, subject to a specified reduction. During the three months ended September 30, 2024 and 2023, zero and less than $0.1 million in research and collaboration revenue was recorded related to the Lepu License Agreement. During the nine months ended September 30, 2024 and 2023, $0.5 million and less than $0.1 million in research and collaboration revenue was recorded related to the Lepu License Agreement, respectively.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Kissei License Agreement

In March 2020, and as amended September 2022, we entered into a license and collaboration agreement (the Kissei License Agreement) with Kissei, under which we granted to Kissei an exclusive license to certain intellectual property rights in Bangladesh, Bhutan, Brunei, Cambodia, India, Indonesia, Japan, South Korea, Laos, Malaysia, Myanmar, Nepal, Pakistan, Palau, Philippines, Singapore, Sri Lanka, Taiwan, Thailand and Vietnam (the Kissei Territory), for Kissei to develop and commercialize, but not manufacture, cretostimogene in combination with DDM (the Licensed Product) for all uses in oncology. Kissei paid to us a one-time upfront payment of $10.0 million under the agreement. Kissei is obligated to pay development milestone payments of up to $33.0 million and commercial milestone payments of up to $67.0 million. We have also agreed to pay Kissei a royalty on net sales of Licensed Product outside the Kissei Territory and outside the Lepu Territory, including on any U.S. sales, in a low-single digit percentage, subject to certain capped reductions. We are entitled to receive a royalty on net sales of Licensed Product in the Kissei Territory in the mid-twenties percentage, subject to certain capped reductions and offset rights. We are obligated to supply and Kissei will exclusively purchase its clinical and commercial requirements of Licensed Product from us. During the three months ended September 30, 2024, all research and collaboration revenue recorded was related to the Kissei License Agreement, with no research and collaboration revenue related to the Kissei License Agreement recorded during the three months ended September 30, 2023. During the nine months ended September 30, 2024 and 2023, $0.2 million and $0.2 million in research and collaboration revenue was recorded related to the Kissei License Agreement, respectively.

Components of Our Results of Operations

Revenue

From inception through September 30, 2024, we have recognized $25.7 million in research and collaboration revenue through our license and collaboration agreements. We have not generated any revenue from the sale of products, however, and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If our or our collaborators’ development efforts for cretostimogene and any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales, payments from existing or potential future collaboration or license agreements with third parties, or any combination thereof.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Revenue:
Research and collaboration revenue	$43	$9	$34
Operating expenses:
Research and development	19,622	11,735	7,887
General and administrative	8,716	2,317	6,399
Total operating expenses	28,338	14,052	14,286
Loss from operations	(28,295)	(14,043)	(14,252)
Other income (expense), net:
Interest income (expense), net	7,892	2,283	5,609
Other (expense), net	(2)	(8)	6
Total other income (expense), net	7,890	2,275	5,615
Net loss and comprehensive loss	$(20,405)	$(11,768)	$(8,637)

Research and Collaboration Revenue

Research and collaboration revenue was less than $0.1 million for the three months ended September 30, 2024 and 2023. We recorded $43.0 thousand in revenue related to the Kissei License Agreement for the three months ended September 30, 2024, as compared to $9.0 thousand in revenue related to the Lepu License Agreement during the prior year period.

Research and Development Expenses

The following table summarizes our R&D expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
External clinical trial expenses	$13,254	$7,701	$5,553
Personnel-related expenses	5,790	3,505	2,285
Other research and development	578	529	49
Total research and development expenses	$19,622	$11,735	$7,887

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

R&D expenses were $19.6 million for the three months ended September 30, 2024 compared to $11.7 million for the three months ended September 30, 2023. The increase of $7.9 million in R&D expenses for the three months ended September 30, 2024 was primarily due to an increase of $5.6 million in external clinical trial expenses, including an increase of $1.9 million of chemistry, manufacturing and control (CMC) costs, and an increase of $2.1 million in compensation costs due to increased headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Personnel-related expenses	$5,855	$1,591	$4,264
Professional and consultant fees	1,790	429	1,361
Other general and administrative	1,071	297	774
Total general and administrative expenses	$8,716	$2,317	$6,399

General and administrative expenses were $8.7 million for the three months ended September 30, 2024 compared to $2.3 million for the three months ended September 30, 2023. The increase of $6.4 million in general and administrative expenses for the three months ended September 30, 2024 was primarily due to an increase in personnel-related expenses, including an increase in compensation costs of $4.0 million due to increased headcount, an increase in professional and consultant fees of $1.4 million related to legal, accounting and consulting fees, and an increase in insurance and marketing-related costs of $0.7 million.

Other Income (Expense), Net

Other income (expense), net, for the three months ended September 30, 2024 was an other income, net of $7.9 million compared to an other income, net of $2.3 million for the three months ended September 30, 2023 and primarily consisted interest income related to marketable securities balances in each period.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Revenue:
Research and collaboration revenue	$683	$203	$480
Operating expenses:
Research and development	55,302	29,412	25,890
General and administrative	21,998	6,885	15,113
Total operating expenses	77,300	36,297	41,003
Loss from operations	(76,617)	(36,094)	(40,523)
Other income (expense), net:
Interest income (expense), net	20,379	4,100	16,279
Other (expense), net	(3)	(58)	55
Total other income (expense), net	20,376	4,042	16,334
Net loss and comprehensive loss	$(56,241)	$(32,052)	$(24,189)

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Research and Collaboration Revenue

Research and collaboration revenue was $0.7 million for the nine months ended September 30, 2024 compared to $0.2 million for the nine months ended September 30, 2023. We recorded $0.5 million and less than $0.1 million in revenue for the nine months ended September 30, 2024 and 2023, respectively, related to the Lepu License Agreement, and we recorded $0.2 million and $0.2 million in revenue related to the Kissei License Agreement for the nine months ended September 30, 2024 and 2023, respectively.

Research and Development Expenses

The following table summarizes our R&D expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
External clinical trial expenses	$39,379	$19,600	$19,779
Personnel-related expenses	14,458	8,888	5,570
Other research and development	1,465	924	541
Total research and development expenses	$55,302	$29,412	$25,890

R&D expenses were $55.3 million for the nine months ended September 30, 2024 compared to $29.4 million for the nine months ended September 30, 2023. The increase of $25.9 million in R&D expenses for the nine months ended September 30, 2024 was primarily due to an increase of $19.8 million in external clinical trial expenses related to higher CRO fees as patient enrollment increased, including an $9.9 million increase in CMC costs, as well as an increase of $4.9 million in compensation costs due to increased headcount, including a $1.8 million increase in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Personnel-related expenses	$13,323	$3,674	$9,649
Professional and consultant fees	5,393	2,494	2,899
Other general and administrative	3,282	717	2,565
Total general and administrative expenses	$21,998	$6,885	$15,113

General and administrative expenses were $22.0 million for the nine months ended September 30, 2024 compared to $6.9 million for the nine months ended September 30, 2023. The increase of $15.1 million in general and administrative expenses for the nine months ended September 30, 2024 was primarily due to an increase in compensation costs of $9.0 million due to increased headcount, including a $3.9 million increase in stock-based compensation, as well as increased professional and consultant fees of $2.9 million related to legal, accounting and consulting fees, an increase in marketing-related costs of $1.2 million, and an increase in insurance costs of $1.0 million.

Other Income (Expense), Net

Other income (expense), net, for the nine months ended September 30, 2024 was an other income, net of $20.4 million compared to an other income, net of $4.0 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, other income (expense), net primarily consisted of $20.4 million in interest income related to marketable securities balances, and for the nine months ended September 30, 2023, other income (expense), net primarily consisted of interest income of $4.1 million related to marketable securities balances.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of cretostimogene and any future product candidates. To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock in our initial public offering, the sale of shares of our redeemable convertible preferred stock and previously outstanding term debt. Through September 30, 2024, we have received aggregate gross proceeds of $749.8 million from the sale of common stock in our IPO and sale of redeemable convertible preferred stock. In addition, through September 30, 2024, we have recognized $25.7 million in research and collaboration revenue through our license and collaboration agreements. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $540.7 million. On January 29, 2024, we closed our initial public offering of common stock for aggregate net proceeds of $399.6 million, after deducting discounts and commissions and offering expenses.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Material Cash Requirements for Known Contractual and Other Obligations

During the three and nine months ended September 30, 2024, there have been no material changes outside of the ordinary course of business in the composition to the material contractual obligations or commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Material Cash Requirements for Known Contractual and Other Obligations” included in the 2023 Annual Report.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(58,051)	$(31,034)
Net cash used in investing activities	(311,669)	(136,729)
Net cash provided by (used in) financing activities	404,865	89,893
Net increase (decrease) in cash, cash equivalents and restricted cash	$35,145	$(77,870)

Operating Activities

During the nine months ended September 30, 2024, operating activities used $58.1 million of cash, primarily resulting from our net loss of $56.2 million, as well as accretion of the discount on short-term investments of $6.2 million and net cash used in changes in our operating assets and liabilities of $2.0 million, partially offset by non-cash stock-based compensation charges of $6.4 million.

During the nine months ended September 30, 2023, operating activities used $31.0 million of cash, primarily resulting from our net loss of $32.1 million and accretion of the discount on short-term investments of $1.4 million, partially offset by $1.5 million of non-cash charges, which includes stock-based compensation expense and amortization associated with the term loan final payoff and success fees, and net cash used in changes in our operating assets and liabilities of $0.9 million.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $311.7 million, primarily due to purchases of marketable securities offset by proceeds from sales and maturities of short-term investments.

During the nine months ended September 30, 2023, net cash used in investing activities was $136.7 million, primarily due to purchases of marketable securities offset by proceeds from sales and maturities of short-term investments.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $404.9 million, consisting primarily of net proceeds from the initial public offering, net of issuance costs and deferred offering costs of $403.0 million, partially offset by the long-term debt success fee payoff of $0.4 million.

During the nine months ended September 30, 2023, net cash used in financing activities was $89.9 million, consisting of net proceeds from the issuance of Series F redeemable convertible preferred stock of $104.6 million and the exercise of common stock options of $1.8 million, partially offset by payments of long-term debt of $16.3 million.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2023 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On January 24, 2024, our registration statement on Form S-1 (File No. 333-276350) was declared effective by the SEC for our initial public offering. At the closing of our initial public offering on January 29, 2024, we sold 23,000,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 3,000,000 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $437.0 million, which resulted in net proceeds to us of approximately $399.6 million, after deducting underwriting discounts and commissions of approximately $30.6 million and offering-related transaction costs of approximately $6.8 million. As of September 30, 2024, we estimate that we have used approximately $49.2 million of the proceeds from our initial public offering for general corporate purposes, including to fund the research and development of cretostimogene, and manufacturing and pre-commercial activities. There has been no material change in the planned use of proceeds from that described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Item 5. Other Information.

From time to time, our Section 16 officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K) for the purchase or sale of our securities. During the three months ended September 30, 2024, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted in the table below.

Trading Arrangement
Section 16 Officer or Director	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to Be Sold	Expiration Date
Leonard Post, PhD	Adoption	September 6, 2024	X		23,000	The earlier to occur of (i) November 28, 2025, and (ii) upon the execution of all instructions provided in the plan
Charming Jade Limited***	Adoption	September 13, 2024	X		1,266,814	The earlier to occur of (i) June 11, 2025, and (ii) the execution of all instructions provided in the plan

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

**“Non-Rule 10b5-1 trading arrangement” as defined in item 408(c) of Regulation S-K under the Exchange Act.

*** Charming Jade Limited is a wholly owned subsidiary of ORI Healthcare Fund II, L.P. ORI Capital II Inc. is the general partner of ORI Healthcare Fund II, L.P. and a wholly owned subsidiary of ORI Holding II Inc. Each of ORI Capital Holding Inc. and ORI Holding II Inc. is a wholly owned subsidiary of Healthcare Seed Limited. Ms. Hong Fang Song, who serves on our Board of Directors, is the sole owner of Healthcare Seed Limited.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CG Oncology, Inc.

Date: November 12, 2024	By:	/s/ Arthur Kuan
Arthur Kuan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Corleen Roche
Corleen Roche
Chief Financial Officer
(Principal Financial and Accounting Officer)