Form 10-K
period 2024-12-31
CG Oncology, Inc.
filed 2025-03-28
CIK 1991792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024 (the last trading day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.4 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $31.57 per share.

As of March 21, 2025, the registrant had 76,216,855 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

i

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including: statements regarding our future results of operations and financial position, business strategy, research and development plans; the anticipated timing, costs, design and conduct of our ongoing and planned clinical trials and preclinical studies for cretostimogene and any future product candidates; the timing and likelihood of regulatory filings and approvals for cretostimogene and any future product candidates; our ability to commercialize cretostimogene and any future product candidates, if approved; the pricing and reimbursement of cretostimogene and any future product candidates, if approved; the potential to develop future product candidates; the potential benefits of strategic collaborations and potential to enter into any future strategic arrangements; the timing and likelihood of success, plans and objectives of management for future operations; and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

PART I

Item 1. Business.

Overview

We are a late-stage clinical biopharmaceutical company focused on developing and commercializing a potential backbone bladder-sparing therapeutic for patients afflicted with bladder cancer. Our goal is to develop cretostimogene grenadenorepvec (cretostimogene), our product candidate, as an alternative to Bacillus Calmette-Guérin (BCG) in treating a broad range of bladder cancer indications. Cretostimogene is in clinical development for the treatment of patients with high-risk Non-Muscle Invasive Bladder Cancer (NMIBC) who are unresponsive to BCG therapy, the current standard-of-care for high-risk NMIBC. Given the limitations of currently approved therapies, the next course of treatment for these BCG-unresponsive patients is radical cystectomy, or the complete removal of the bladder, which is associated with significant social, functional and emotional burden. As such, there is a significant unmet need for effective treatments in these patients.

In anticipation of potential FDA approval, we are actively building our commercial operations, marketing, market access and patient access and field force capabilities. This includes pre-launch activities currently being executed, including scientific communication activities and engagements by our field medical organization. We are also implementing strategic initiatives to build product distribution and patient support. Our efforts are focused on ensuring that we are fully prepared to launch and deliver cretostimogene grenadenorepvec to patients and healthcare providers, if approved. We are evaluating the safety and efficacy of cretostimogene as a monotherapy in BOND-003 Cohort C, our ongoing Phase 3 clinical trial in high-risk BCG-unresponsive NMIBC with carcinoma in situ (CIS) and with or without Ta/T1 disease. We have completed enrollment for this cohort and reported interim data at the American Urological Association's 2024 Annual Meeting in May 2024, and topline data at the 2024 Society of Urologic Oncology (SUO) Annual Meeting in December 2024, which was updated at the 40th Annual European Association of Urology (EAU) Congress. We believe that this trial could serve as the basis for a Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA) which we expect to initiate in the second half of 2025. Cretostimogene has received both Fast Track and Breakthrough Therapy designations from the FDA for the treatment of high-risk BCG-unresponsive NMIBC with CIS with or without Ta or T1 papillary tumors.

In April 2024, we initiated BOND-003 Cohort P, an exploratory study evaluating cretostimogene monotherapy in high-risk BCG-unresponsive NMIBC with only Ta/T1 disease and expect to report topline data from this Cohort in the second half of 2025. In October 2024, we initiated CORE-008 Cohort A, our Phase 2 clinical trial in high-risk NMIBC patients who are naïve to BCG treatment, including patients with CIS and with or without Ta/T1 disease and patients with only Ta/T1 disease. We intend to expand CORE-008 into the high-risk BCG-exposed population, evaluating cretostimogene as a monotherapy and in a combination therapy. We have recently completed and published the results for CORE-001, our Phase 2 clinical trial of cretostimogene in combination with pembrolizumab in patients with high-risk BCG-unresponsive NMIBC that have CIS. Additionally, we have launched our second Phase 3 clinical trial, PIVOT-006, evaluating adjuvant cretostimogene in Intermediate-Risk NMIBC following transurethral resection of the bladder tumor (TURBT). We believe cretostimogene, if approved in Intermediate-Risk NMIBC, has the potential to serve as backbone therapy, thereby alleviating the current need to prioritize treatment recipients and ration administration of BCG given its significant market shortage.

Cretostimogene, as both a monotherapy and in combination with other therapies, has shown a potential best-in-class target product profile. Topline data from the Phase 3 BOND-003 Cohort C trial that was presented as a late-breaking abstract at the 2024 SUO Annual Meeting showed that cretostimogene, as a monotherapy in patients with high-risk BCG-unresponsive NMIBC, achieved a 74.5% complete response (CR) rate at any time, as of the data cutoff date on September 30, 2024. Additionally, as of the data cutoff of September 30, 2024, Kaplan-Meier estimates for CR rate at 12 and 24 months were 50% (95% confidence interval (CI), 39.6-58.9%) and 41% (95% CI, 30.4-50.8%), respectively. Progression-free survival (PFS) at 12 months was 97.3% with no patients progressing to muscle invasive cancer, and cystectomy-free survival at 12 months was 90.0%. The estimated duration of response (DoR) probability at 12 months and 24 months was 63.5% (95% CI, 51.2-73.4%) and 56.6% (95% CI, 43.3-67.8%), respectively. Median DoR was not reached but, as of the cutoff date, was greater than 27 months. There were no Grade 3 or higher treatment-related adverse events (TRAEs) or deaths reported. The most common TRAEs (≥10%) were bladder spasm, pollakiuria, dysuria, micturition urgency, and hematuria. No treatment-related discontinuation of cretostimogene was observed, and 97.3% of patients completed all protocol-defined treatments, demonstrating favorable patient adherence and compliance. The study was updated in a late-breaking abstract at the 40th Annual EAU Congress, showing CR rate at any time improved to 75.5%, with median DoR not reached but exceeds 28 months as of the data cutoff of January 20, 2025. In addition, final results from the open-label Phase 2 CORE-001 clinical trial of intravesical cretostimogene in combination with pembrolizumab in high-risk BCG-unresponsive NMIBC were presented at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting and published in Nature Medicine. As of the May 17, 2024 data cutoff, 29 of the 35 (82.9%; 95% CI, 70.4-95.3%) patients achieved a CR at any time, with 57.1% (n=20/35, 95% CI, 39.5-73.2%) ) of patients maintaining a CR at 12 months, and 54.3% (n=19/35, 95% CI, 36.9-70.8%) of patients maintaining a CR at 24 months, indicating that 95.1% of patients in CR at 12 months remain in CR at 24 months. The safety profile was favorable, with no overlapping or synergistic toxicity observed. Adverse events attributed to cretostimogene were Grade 1 or Grade 2 and self-limited. We have presented the CI for CR at any time above and elsewhere in this Annual Report. CI is a range of values in which, statistically, there is a specified level of confidence where the result lies. It is conventional to set the CI at 95%, which means 95 of 100 times, the CI will contain the true value. The lower bound of the 95% CI around the observed CR rate provides support that such rate may be clinically meaningful. Interim results from these trials may differ from future results of the trials as more patient data become available. Based on these encouraging data, we are working toward the submission of a BLA for cretostimogene as a treatment for patients with high-risk BCG-unresponsive NMIBC, which we expect to initiate in the second half of 2025. We intend to evaluate cretostimogene for use in a broad range of bladder cancer indications, as shown in our pipeline below.

Our Cretostimogene Pipeline

Our Strengths

We believe our product candidate, cretostimogene, has a potential best-in-class target product profile that supports our vision of cretostimogene as a potential backbone bladder-sparing therapy in bladder cancer. The key differentiating factors include:

•
Favorable monotherapy data. Cretostimogene demonstrated sustained, durable complete responses in high-risk BCG-unresponsive NMIBC, with a 75.5% CR at any time, and 63.7% of evaluable responders maintaining their response for at least 12 months and 58.7% at 24 months. This shows that a significant number of patients who achieved a complete response at one year maintained it at two years, as of January 20, 2025 in our ongoing Phase 3 BOND-003 trial.
•
Strong safety and tolerability profile. No Grade 3 or higher TRAEs were observed and no patient discontinued cretostimogene due to TRAEs as of January 20, 2025 in our ongoing Phase 3 BOND-003 trial. The median time to TRAE resolution was one day.
•
Simple route of administration. Similar to the standard-of-care BCG therapy, cretostimogene is administered intravesically, which urology practices perform regularly. This is unlike some treatment procedures that require a urologist to perform a cystoscopic examination that involves local anesthesia.
•
Potential for combination with other therapies. Cretostimogene, in combination with the checkpoint inhibitor (CPI) pembrolizumab produced an 82.8% CR at any time in our completed Phase 2 CORE-001 clinical trial, with no Grade 3 or higher TRAEs attributable to cretostimogene, demonstrating the potential benefits of using cretostimogene in a combination therapy.
•
Potential broad applicability across bladder cancer indications. Due to its novel dual mechanisms of action, cretostimogene has the potential to address a broad range of bladder cancer indications, including high-risk BCG-naïve, exposed and unresponsive NMIBC, as well as intermediate-risk NMIBC and incremental opportunity in muscle invasive bladder cancer (MIBC).

Bladder Cancer Overview

Bladder cancer is a heterogeneous disease and involves a number of different cancer sub-types, which can be segmented into NMIBC or MIBC. The American Cancer Society estimates that in 2025, more than 85,000 people will be diagnosed with bladder cancer and that the disease will result in nearly 17,500 deaths. An estimated 730,044 people in the United States are currently living with the disease. NMIBC, which accounts for approximately 75% of newly diagnosed patients, describes earlier-stage bladder cancer that has not spread to the muscle wall. NMIBC can be further stratified by its specific risk profile, with high-risk NMIBC making up approximately 40% of the NMIBC patient population, at an elevated probability of disease progression to more aggressive MIBC within five years of initial diagnosis. Patients with intermediate-risk disease account for approximately 30% of total NMIBC diagnoses.

Current treatment for high-risk NMIBC typically involves TURBT followed by the intravesical (IVE) delivery of BCG therapy to induce a non-specific anti-tumor immune response. This treatment protocol has demonstrated therapeutic benefit with nearly 70% of patients achieving a CR following an initial induction course of therapy. However, approximately 50% of these patients will experience a recurrence of the tumor and few treatment options are available for patients whose disease becomes unresponsive to BCG treatment. While radical cystectomy is the current guideline recommended treatment for BCG-unresponsive NMIBC, only approximately 6% of patients with NMIBC elect to undergo the procedure in light of the significant social, functional and emotional burden associated with it. Further complicating the treatment options available to patients with NMIBC is the ongoing shortage of BCG which has restricted patient eligibility to high-risk BCG-naïve NMIBC only. Even among these patients a significant number of newly-diagnosed, BCG-eligible, treatment-naïve patients in the United States may not receive sufficient BCG therapy, if at all. Moreover, patients with intermediate-risk NMIBC may not have access to BCG due to the shortage, despite the likely therapeutic benefit of earlier adjuvant BCG therapy, because high-risk patients are prioritized in line with guidance published by the National Comprehensive Care Network (NCCN) and guidance published jointly by the American Urological Association (AUA) and the SUO.

Instances of refractory and recurrence disease, patient aversion to cystectomy and the ongoing BCG supply constraints, have created a sizeable unmet medical need for alternative NMIBC therapeutics that are both safe and efficacious. Beyond our ongoing clinical trials in NMIBC, we also initiated CORE-008, an open-label, multi-arm, multi-cohort Phase 2 clinical trial designed to assess the safety and efficacy of cretostimogene when administered as monotherapy in high-risk BCG-exposed and BCG-naïve NMIBC patients. BCG-exposed patients are classified as those with persistent, recurrent or progressive disease after BCG treatment but who do not meet the specific disease classification criteria requisite to be designated as BCG-unresponsive. BCG-naïve NMIBC is classified in patients who have not received any prior BCG therapy.

In addition to NMIBC, we have evaluated cretostimogene as a potential therapeutic to treat patients with MIBC. MIBC is a more aggressive form of bladder cancer than NMIBC and is associated with significantly higher mortality. In CORE-002, a single-arm, exploratory investigator-sponsored clinical trial, intravesical cretostimogene was evaluated in combination with the CPI nivolumab in patients with MIBC ineligible for cisplatin chemotherapy prior to radical cystectomy. Results were published in Nature Medicine online in November 2024.

Our Strategy

We intend to become a leading company in the development and commercialization of innovative therapeutics to treat cancer, with an initial focus on bladder cancer. Key elements of our strategy to accomplish this objective include:

•
Pursue FDA approval of cretostimogene as monotherapy in high-risk BCG-unresponsive NMIBC. We are evaluating the safety and efficacy of cretostimogene in BOND-003, our ongoing Phase 3 clinical trial. We have completed enrollment for this trial, reported interim data in November 2023 and topline data in December 2024. Given the significant unmet need in this indication, the FDA published initial guidance in 2018 (revised in August 2024) that stated a single-arm clinical trial in patients with BCG-unresponsive NMIBC that assess CR rate as the primary endpoint, taking DoR into account, may be appropriate for full approval. Based on this guidance, we believe that, if successful, our BOND-003 trial could serve as the basis for a BLA submission to the FDA.
•
Expand the development of cretostimogene monotherapy as a potential backbone therapy across NMIBC indications. In addition to evaluating cretostimogene in patients with high-risk BCG-unresponsive NMIBC, and in light of the significant and ongoing global shortage of BCG, we intend to evaluate the safety and efficacy of cretostimogene as an alternative to BCG therapy in additional bladder cancer indications, including: (1) patients diagnosed with intermediate-risk NMIBC, who would likely benefit from earlier therapeutic intervention but are currently lacking access to BCG therapy, in our Phase 3 PIVOT-006 clinical trial; and (2) patients with high-risk BCG-exposed and BCG-naïve NMIBC in our open-label multi-cohort Phase 2 CORE-008 clinical trial. Our goal is to alleviate the current need to prioritize treatment recipients and ration administration of BCG given its significant market shortage. With approximately 85,000 new U.S. diagnoses per year and over 730,044 patients living with bladder cancer in the United States, according to the American Cancer Society, we believe cretostimogene, if approved, has the potential to address the significant unmet need in bladder cancer treatment.
•
Continue to evaluate cretostimogene in combination with other therapies, such as checkpoint inhibitors, to potentially further enhance its clinical utility across various stages of bladder cancer. As of January 20, 2025, cretostimogene had been administered in over 360 patients with a broad range of NMIBC risk profiles across multiple clinical trials and has been generally well-tolerated with no Grade 4 or 5 TRAEs observed and no treatment-related study discontinuations deemed related to cretostimogene. Based on observed tolerability data to date, we are evaluating the safety and efficacy of cretostimogene in combination with other therapies in addition to our monotherapy trials. These include our new Phase 2 CORE-008 multi-cohort trial in high-risk NMIBC. We believe our approach to combine cretostimogene with other therapeutics across several bladder cancer indications may enhance the potential utility of our product candidate beyond our core strategy of targeting intermediate- and high-risk NMIBC via cretostimogene monotherapy.

•
Build our operational capabilities to successfully commercialize cretostimogene. In preparation for potential FDA regulatory approval for cretostimogene, we are in the early stages of building in-house sales, marketing and market access capabilities to successfully commercialize cretostimogene in the United States. While the number of patients suffering from bladder cancer is large and growing, a high volume of patients is concentrated in a small number of high value targets and a significant portion of large urology practices including academic urology practices that are concentrated in the largest major metropolitan areas. We believe this concentration will potentially enable us to efficiently reach a large portion of our addressable market with a relatively small commercial footprint. Importantly, urology practices are already deeply familiar with IVE delivery of BCG in NMIBC. Cretostimogene is similarly administered via IVE in the clinic setting by a nurse or medical assistant and therefore does not require urologists nor anesthesia. We believe this could drive increased physician adoption and improve patient experience versus alternative treatments that require urology practices to learn an entirely new and unfamiliar procedure or to transfer them to a medical oncologist for treatment and follow-up.
•
Leverage our chemistry, manufacturing and controls expertise and relationships to scale commercialization efforts. We believe this approach will drive a high-yield manufacturing process capable of rapidly scaling to meet demand should cretostimogene receive FDA approval. We have established in-house chemistry, manufacturing and controls (CMC) expertise made up of individuals with oncolytic immunotherapy manufacturing experience, enhanced by an advisory board to help oversee our overall CMC strategic focus, while leveraging third parties for product manufacturing. Our world class CMC Advisory Board provides differentiated expertise in production and potential commercialization of cretostimogene. Our CMC Advisory Board represents former senior leadership from large pharmaceutical companies with deep experience in manufacturing at scale, as well as former FDA leadership. We believe our strategic CMC approach will potentially enable us to maintain an attractive cost of goods while rapidly achieving commercial scalability, if cretostimogene receives FDA approval.

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

The Anatomy of the Bladder Wall

Bladder wall interior
Bladder wall exterior
Transitional epithelium (Urothelium)
GAG layer
Bladder lumen
Lamina propria
Detrusor muscle
Fatty connective tissue

The American Cancer Society estimates that in 2025, approximately 85,000 people will be diagnosed with bladder cancer in the United States and that it will result in nearly 17,500 deaths. Notable is the disease prevalence with an estimated 730,044 people in the United States living with the disease. The relatively high prevalence rate is driven in part by chances of recurrence, which can be very high for NMIBC. It is estimated that approximately 15% to 61% of patients with high-risk NMIBC will develop recurrence within one year following treatment and approximately 31% to 78% of people with NMIBC will develop recurrence or a secondary bladder cancer within five years following treatment, depending on risk-factors. Bladder cancer is the sixth most common form of cancer in the United States, and men account for three-quarters of newly diagnosed cases. Patients with bladder cancer are generally from high-risk populations, with 74% of patients over 65 years old and a median age of 73 years old. The global bladder cancer treatment market has been forecast to be approximately $9.9 billion by 2028, according to Evaluate Pharma.

Bladder cancer is a heterogeneous disease and involves a number of different cancer sub-types. In the United States, the vast majority of patients with bladder cancer, accounting for approximately 90% of all diagnoses, have urothelial carcinoma (UC). UC is further segmented into two subtypes, papillary and non-papillary. Papillary UC involves tumors configured as finger-like projections extending from the transitional epithelium into the bladder lumen. Non-papillary, or flat, UC, also known as CIS, which means the cancer is confined to the transitional epithelium, is generally difficult to treat via resection. The 5% of bladder cancer that is not UC includes variant histology such as squamous cell carcinomas, adenocarcinomas, sarcomas and small cell carcinomas.

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
Tumor Invades Superficial Muscle
Tumor Invades Deep Muscle
Tumor Invades Perivesical Tissue
Tumor Invades Adjacent Tissue and Organs

NMIBC may be further differentiated by the risk of progression to MIBC. NMIBC with high-grade Ta or T1 stage cancer, any cancer containing CIS (which can occur in any grade of NMIBC or MIBC), and large volume or recurrent Ta stage tumors are considered to be high-risk tumors. Approximately 40% of patients with NMIBC have high-risk disease. Intermediate-risk NMIBC includes mostly low-grade Ta tumors that recur within 12 months, solitary low-grade Ta tumors greater than three centimeters, multifocal low-grade Ta tumors, or high-grade Ta tumors less than or equal to three centimeters. Intermediate-risk NMIBC accounts for an estimated 30% of patients with NMIBC. Low-risk NMIBC consists of low-grade solitary Ta stage tumors and makes up the remaining 30% of NMIBC cases.

Current Treatment for NMIBC and its Limitations

Regardless of risk stratification, treatment of NMIBC generally involves TURBT, a surgical procedure involving an instrument inserted through the urethra enabling the visual inspection and biopsy of the lesion along with removal of the cancerous cells allowing a patient with NMIBC to retain normal bladder function. Use of TURBT alone is associated with a five-year estimated recurrence rate of approximately 44% to 63% and remains a backbone of early NMIBC treatment regimen. CIS-containing tumors cannot be resected using TURBT. Progression to a more advanced stage or grade subsequent to initial diagnosis is also commonly encountered. As such, in both high-risk and intermediate-risk NMIBC, surgical removal of NMIBC tumors through TURBT is often accompanied by the delivery of adjuvant BCG therapy or chemotherapy, through IVE delivery.

BCG therapy involves the use of a live, attenuated mycobacterium to induce a non-specific anti-tumor immune response in the bladder mucosa and provides meaningful therapeutic utility in the treatment of NMIBC. The use of BCG therapy following TURBT has exhibited sustained anti-tumor activity, with nearly 70% of patients experiencing a CR after an initial induction course of therapy. Despite BCG’s effectiveness, there is a significant global shortage of BCG as described below. In addition, approximately 50% of these patients will experience a recurrence of the tumor and few treatment options are available for patients whose disease becomes unresponsive to BCG treatment.

Patient Classification

NMIBC is a heterogeneous disease with significant variation in individual risk of recurrence and progression to MIBC. Within NMIBC, tumors are stratified as low, intermediate or high-risk based on several factors including tumor stage, grade, tumor size, multifocality, recurrence and presence of other high-risk pathological features. Numerous iterations of disease classification guidelines have evolved over time, primarily from medical professional societies such as the AUA.

A key recommendation from the AUA is that patients with high-risk disease should receive intravesical BCG treatment. Thus, within the high-risk stratification, NMIBC falls on a spectrum extending from BCG-naïve NMIBC (never treated or treated >24 months ago, as defined by the International Bladder Cancer Group (IBCG) Consensus Statement) to BCG-unresponsive NMIBC.

In February 2018, the FDA published draft guidance titled “BCG-Unresponsive Non muscle Invasive Bladder Cancer: Developing Drugs and Biologics for Treatment,” in order to assist sponsors in the development of drugs, including biologics, for the treatment of BCG-unresponsive NMIBC. This guidance, which was revised in August 2024, provides disease-state definitions and advice on patient selection, risk stratification, and clinical trial design in BCG-unresponsive NMIBC.

According to the 2018 and the 2024 draft revised FDA guidance, BCG-unresponsive NMIBC is defined as being at least one of the following: (1) persistent or recurrent CIS alone or with recurrent Ta/T1 disease within 12 months of completion of adequate BCG therapy; (2) recurrent high-grade Ta/T1 disease within six months of completion of adequate BCG therapy; or (3) T1 high-grade disease at the first evaluation following an induction BCG course.

In this context, adequate BCG therapy is defined as at least one of the following: (1) at least five of six doses of an initial induction course plus at least two of three doses of maintenance therapy, or (2) at least five of six doses of an initial induction course plus at least two of six doses of a second induction course.

In between BCG-naïve and BCG-unresponsive NMIBC lies a disease state where patients do not meet the criteria for either definition called BCG-exposed, which describes a combination of disease states related to prior BCG treatment that are neither BCG-naïve nor BCG-unresponsive. Specifically, NMIBC will be classified as BCG-exposed in many cases including: (1) persistent or recurrent high-grade Ta or CIS-containing disease at the first evaluation following completion of an induction course of BCG therapy; (2) any high-risk recurrence after completion of adequate BCG therapy outside of the BCG-unresponsive window; or (3) any high-risk recurrence after completion of inadequate BCG therapy within a 24-month window.

The chart below shows the various treatment pathways leading to classification as BCG-naïve, BCG-exposed, or BCG-unresponsive NMIBC.

Limited Treatment Options for Patients with High-Risk BCG-unresponsive NMIBC

While BCG has been the standard adjuvant therapy for high-risk NMIBC after TURBT, BCG is not without its limitations; it is estimated that approximately 50% of patients eventually develop tumor recurrence. While a subset of these patients will respond to a second round of BCG induction therapy, few treatment options are available to those who are BCG-unresponsive. IVE-delivery of chemotherapy has demonstrated limited benefit. The CR rate reported for valrubicin, the only approved chemotherapy for BCG-refractory NMIBC, is 18% at six months. CIS-containing tumors are typically not considered resectable, further limiting treatment options for patients with BCG-unresponsive NMIBC. Failure to achieve a CR is associated with an increased risk of death or a disease-worsening event. As such, the use of valrubicin in this setting has not been widely adopted.

In January 2020, pembrolizumab, sold by Merck, was approved by the FDA to treat high-risk BCG-unresponsive NMIBC as monotherapy based on the results of the KEYNOTE-057 Phase 2 clinical trial. In the cohort of participants with CIS-stage tumors, with or without papillary tumors, 39 of 96 patients, or 41%, had a CR at 3 months, with the median DoR being 16.2 months. The percentage of trial participants with a CR declined to 19% at 12 months. Among the trial cohort involving high-risk BCG-unresponsive non-CIS papillary tumors the 12-month disease free survival (DFS) rate was 43.5% with a median DFS of 7.7 months. Patients in KEYNOTE-057 were administered systemic pembrolizumab by a medical oncologist by infusion every 3 weeks for up to 24 months or until disease persistence, recurrence, progression, unacceptable toxic effects, or withdrawal of consent. Across both trial cohorts, Grade 3 or 4 toxicities were observed in 13% of participants, of which the most common were hyponatremia and arthralgia. Serious treatment-related adverse events were noted in 8% of patients, including but not limited to colitis, autoimmune nephritis, hyperthyroidism, lymphocyte count decrease, pulmonary embolism, and syncope. Seven percent of patients discontinued due to TRAEs (cholestatic hepatitis, hyponatremia, nephritis, and type 1 diabetes mellitus).

Nadofaragene firadenovec, a non-replicating adenoviral-based gene therapy produced by Ferring that activates interferon a2b, was approved by the FDA in December 2022 to treat high-risk BCG-unresponsive NMIBC with CIS, with or without papillary tumors. In a Phase 3 clinical trial evaluating nadofaragene for the treatment BCG-unresponsive NMIBC, 51% of patients achieved a CR and 24% of patients maintained a CR at 12 months. Grade 3 or 4 treatment-related adverse events occurred in 4% of patients, including micturition urgency, bladder spasms, urinary incontinence, syncope, and hypertension. Serious treatment-related adverse events were reported in 2% of patients (syncope, sepsis, and hematuria).

In April 2024, nogapendekin alfa inbakicept (nogapendekin), an IL-15 agonist produced by ImmunityBio, in combination with BCG, was approved by the FDA to treat high-risk BCG-unresponsive NMIBC with CIS, with or without papillary tumors. The approval was based on a Phase 2/3 clinical trial showing 62% of BCG-unresponsive NMIBC achieved a CR and 36% of patients maintained a CR at 12 months following treatment with nogapendekin. While Grade 3 or 4 treatment-related adverse events were not reported, serious TRAEs occurred in 16% of patients and 7% of patients had treatment-related discontinuation.

Based in part on a retrospective analysis of patients with high-risk NMIBC, combination chemotherapy of gemcitabine and docetaxel are used in practice, although these drugs have not received FDA approval for this indication.

Given the significant unmet medical need, several additional potential treatments for different stages NMIBC are in various stages of clinical development and regulatory approval. There are multiple companies that have reported drug candidates in clinical development, including Urogen Pharma, Inc.’s UGN-102, an IVE-delivered DNA synthesis inhibitor, mitomycin, in reverse thermal gel formulation for treatment of low-grade intermediate-risk NMIBC, Janssen Pharmaceuticals, Inc.’s TAR-200, a drug delivery system administered via cystoscopic procedure every three weeks for the first 24 weeks (administered by a urologist in a procedure room under local anesthesia) with a continuous controlled-release dose of gemcitabine over a one-week period, enGene, Inc.’s EG-70, an IVE-delivered IL-2 and RIG-I dual-agonist, and Protara Therapeutics, Inc.’s TARA-002, an IVE-delivered cell therapy that elicits a TH1 pro-inflammatory cytokine response.

Patient Aversion to Complete Removal of the Bladder as well as Underlying Mortality Risk

Radical cystectomy, or the complete removal of the bladder, remains the standard of care for high-risk BCG-unresponsive NMIBC, but commonly requires an ostomy appliance for urinary diversion. Despite being the current guideline recommended option, only approximately 6% of patients with high-risk BCG-unresponsive NMIBC elect to have a radical cystectomy. This hesitancy is associated with significant social, functional and emotional burden. Cystectomy and the radical change in daily routine required often results in diminished body image perception. While the physical and functional trauma may subside, the psychological and emotional burden associated with the consequences of the surgery, which may extend to a patient’s caregivers and healthcare providers, remain. In addition, the procedure is associated with high degrees of morbidity and mortality. Approximately 64% of patients undergoing a radical cystectomy experience complication, with approximately 26% of patients requiring readmission for surgery-related complications and an overall readmission rate estimated to be between 20% and 29%. Moreover, the mortality rate within 90 days of the procedure is between 2% and 5%, likely associated with the more advanced age of many patients with bladder cancer.

The Chronic Short Supply of BCG is Expected to Persist for Years

A key current issue with BCG is that continual production shortages have left many urological practices in need of an effective and readily available alternative first-line treatment. The production of BCG therapy involves a lengthy and complex manufacturing process and is produced for both the United States and most international markets by a single manufacturer, Merck. In 2017, Sanofi discontinued production of Connaught BCG after a history in challenges producing the product, including a shutdown following a 2011 FDA inspection of documented nonconformances including isolation of mold within the BCG aseptic processing areas, which further exacerbated the overall availability of BCG in the United States. While there are other options globally for BCG, none of the options are available in the United States, except for the TICE BCG strain manufactured by Merck. A randomized controlled, head-to-head trial may be needed to fully examine the impact of different BCG strains on clinical outcomes for patients with bladder cancer.

BCG has been in short supply for over ten years as demand has outpaced available production capacity. In light of these supply constraints, the use of BCG therapy as induction therapy has been restricted to BCG-naïve, high-grade T1 or CIS-containing NMIBC only, with maintenance therapy limited to 12 months. The NCCN and AUC/SUO guidelines no longer recommend BCG therapy for intermediate-risk NMIBC, instead indicating that BCG should be prioritized for high-risk NMIBC only. Moreover, even among BCG-eligible patients, drug shortages have in some cases necessitated a reduction from a full-dose course of treatment.

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

Significant Barriers Exist in Development and Adoption of New Treatments for NMIBC

Treatments that require administrative methods differing from BCG, such as requirements for operating/procedure room time under anesthesia or intravenous (IV) administration, may limit physician adoption, particularly in community urology practices. Further, we believe any treatment seeking to replace or compete with TURBT in intermediate-risk NMIBC will face slow adoption given TURBT’s place as a cornerstone treatment for urology practices, driving a significant portion of providers’ economics. In addition, treatments leveraging chemotherapies have demonstrated tolerability challenges and adverse events that limit their potential to be combined with other therapeutic agents to further enhance the efficacy profile. Cretostimogene’s administration, which is similar to BCG, could offer convenience for urology practice adoption that will potentially allow cretostimogene to become a primary and backbone therapy across several bladder cancer indications, if successfully developed and approved.

Cretostimogene: Our Product Candidate for Intermediate- and High-Risk NMIBC

Cretostimogene is an investigational oncolytic immunotherapy with a dual mechanism of action designed both to eliminate cancer cells directly by selective replication and indirectly activating an anti-tumor immune response. Our ongoing open-label Phase 3 clinical trial, BOND-003, is designed to assess the safety and efficacy of cretostimogene in high-risk BCG-unresponsive NMIBC when administered as a monotherapy. We have completed enrolling patients with high-risk NMIBC with CIS and with or without Ta/T1 disease who are unresponsive to BCG in the BOND-003 Cohort C trial and reported topline data in December 2024, which was updated in March 2025. We believe that this trial could serve as the basis for a BLA submission to the FDA, which we expect to initiate in the second half of 2025. We have also completed CORE-001, our open-label Phase 2 clinical trial evaluating the safety and efficacy of cretostimogene when used in combination with pembrolizumab in this same patient population. We believe the clinical trial results observed to date reflect the differentiated therapeutic potential of cretostimogene.

Cretostimogene, as both a monotherapy and in combination with other therapies, has shown a potential best-in-class target product profile. Topline data from the Phase 3 BOND-003 Cohort C trial that was presented as a late-breaking abstract at the 2024 SUO Annual Meeting showed that cretostimogene, as a single agent, achieved a 74.5% CR at any time in high-risk BCG-unresponsive NMIBC. As of the data cutoff of September 30, 2024, by Kaplan-Meier estimate, 63.5% and 56.6% of patients remained in response at 12 months or greater and at 24 months or greater, respectively, while the median DoR was not reached and exceeds 27 months. There were no Grade 3 or greater treatment-related adverse events (TRAEs) or deaths reported. The most common TRAEs (≥10%) were bladder spasm, pollakiuria, micturition urgency, dysuria, and hematuria. No treatment-related discontinuation of cretostimogene was observed, and 97.3% of patients completed all expected treatments, demonstrating favorable patient adherence and compliance. The study was updated in a late-breaking abstract at the 40th Annual EAU Congress, showing CR rate at any time improved to 75.5%, with median DoR not reached but exceeds 28 months as of the data cutoff of January 20, 2025.

We are also evaluating the tolerability and efficacy of cretostimogene monotherapy in high-risk BCG-unresponsive NMIBC with only Ta/T1 disease in BOND-003 Cohort P, and have initiated CORE-008 Cohort A, our Phase 2 clinical trial in high-risk NMIBC which are naïve to BCG treatment, including patients with CIS and with or without Ta/T1 disease and patients with only Ta/T1 disease. We recently expanded CORE-008 into the BCG-exposed population (Cohort B), evaluating cretostimogene as a monotherapy and intend to add a third cohort (Cohort CX) in a combination approach. In intermediate-risk NMIBC, we initiated PIVOT-006 in November 2023, which is a randomized Phase 3 clinical trial designed to assess the safety and efficacy of adjuvant cretostimogene in NMIBC following TURBT.

Our ongoing and planned clinical trials and the specific NMIBC patient population to be evaluated are presented in the following chart.

Clinical Trials are Ongoing or Planned to Evaluate Cretostimogene in a Range of NMIBC Patient Populations

We believe patients with NMIBC with BCG-unresponsive disease are unlikely to benefit from further BCG therapy. Additionally, given the patient burden and mortality associated with cystectomy, bladder preservation through the avoidance or delay of cystectomy is an intended outcome of new therapeutic product candidates for bladder cancer. We believe our approach is supported by the February 2018 draft FDA guidance, revised in August 2024, regarding clinical trial design targeting BCG-unresponsive, CIS-containing NMIBC that stated that a single-arm trial with CR rate as the primary endpoint, taking DoR into account, may be appropriate for full approval. As of December 31, 2024, there were three products that have received full FDA approval based on data from single-arm clinical trials following the issuance of the guidance.

Cretostimogene Grenadenorepvec

Cretostimogene is an investigational oncolytic immunotherapy that has been designed to selectively replicate in retinoblastoma (Rb)-E2F gene pathway-altered cells present in the majority of UCs and trigger an anti-tumor immune response. Cretostimogene enters the tumor by binding to Coxsackievirus and Adenovirus Receptors (CAR) present in specialized intracellular junctions and tight junctions of polarized epithelial cells.

There are two modifications made to cretostimogene for tumor selectivity and potency. The first modification is the insertion of an E2F-1 promoter in cretostimogene which acts as a safety mechanism to selectively replicate and lyse Rb-E2F altered tumor cells rather than healthy cells which have intact Rb pathways. The second modification is the insertion of the gene for the cytokine granulocyte-macrophage colony stimulation factor (GM-CSF). GM-CSF is widely recognized as a potent stimulator of longer-term anti-tumor activity, and we believe its addition to the viral construct may both prime the immune system and induce tumor-specific immunity. Replication and lysis of Rb-E2F altered tumor cells by cretostimogene may trigger an immunogenic cell death that stimulates an anti-tumor immune response.

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
Healthy Cell
Cancerous Cell

In healthy cells, Rb binds to E2F preventing Cretostimogene Grenadenorepvec replication

Cretostimogene Grenadenorepvec replicates inside tumor cells with dysfunctional Rb pathways, causing selective cancer cell lysis and death

Cretostimogene Administration

Prior to the administration of cretostimogene, patients undergo a saline wash and are then pretreated with n-Dodecyl-ß-D-maltoside (DDM) through IVE delivery. DDM is an excipient used to attenuate the GAG lining of the transitional epithelium and enhance transduction efficiency of adenovirus by urothelial cells. Following DDM wash/dwell and GAG layer attenuation, cretostimogene is IVE-delivered via a catheter. We have now streamlined this process and eliminated the saline and DDM wash steps. This administration process does not require operating room time nor placement of the patient under anesthesia. Furthermore, this is a similar route of administration as standard-of-care BCG therapy, which urology practices perform regularly and, thus, we believe will require limited provider re-training versus other NMIBC treatment approaches.

Overview of Cretostimogene’s IVE Administration into the Bladder

Cretostimogene is Administered into the Bladder, Similar to **Other Intravesical Therapies Which Urology Practices Perform Regularly**

<u>Procedure Can Be Prepared and Administered By:</u>

Medical Assistant, Nurse, Nurse Practitioner, Physician Assistant, or Urologist

GAG Layer
Tumor
Standard Catheter
Cretostimogene

DDM Dwell	~15 minutes
Cretostimogene Dwell	~45 to 60 minutes

BCG = Bacillus Calmette Guerin. DDM = n -Dodecyl β-D-maltoside. GAG = glycosaminoglycan.

37

Cretostimogene Clinical Development

Cretostimogene Monotherapy for High-risk CIS-containing NMIBC after BCG Failure

Overview of BOND-002 Trial Design

The BOND-002 trial was a Phase 2, open-label, single-arm clinical trial of cretostimogene in patients with high-risk NMIBC after BCG failure. Cretostimogene was administered intravesically at 1x1012 viral particles (VPs) per milliliter to patients who had refused radical cystectomy and with high-risk CIS-containing NMIBC, with or without Ta/T1 tumors, and a cohort of Ta/T1 only tumors, that had failed BCG therapy. The trial included a heterogenous mixture of BCG-exposed and BCG-unresponsive NMIBC.

A total of 65 patients were enrolled, which included 46 CIS patients, with or without Ta/T1 disease, and 19 patients with Ta/T1 disease. Patients received an initial induction course of six weekly administrations. Patients who achieved a CR at month six received six weekly maintenance doses of cretostimogene using the same concentration. Patients whose disease did not respond to the first induction course received accelerated maintenance at month three to four, which involved early administration of the maintenance normally provided at six months. Six weekly follow up doses were then administered at months 12 and 18. In this trial, CR rates were evaluated at various timepoints throughout the study.

Overview of Response Data in BOND-002 Trial

Among the 40 (61.5%) patients achieving a CR at any timepoint, the median DoR had yet to be reached after 18 months, with 21 patients (52.5%) without disease progression at 18 months. In most patients, responses occurred early in the treatment course. Specifically in the 46 patients with high-risk CIS-containing NMIBC, 30 (65.2%; 95% CI, 49.7-78.2%) patients displayed a CR at any time subsequent to administration of cretostimogene. Four out of 10 (40.0%) patients who did not achieve CR at three months, and who were subsequently re-dosed with cretostimogene at three months demonstrated CR at six months.

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

Overview of BOND-003 Trial Design

BOND-003 is a global, open-label, single-arm Phase 3 clinical trial designed to evaluate the safety and efficacy of cretostimogene as monotherapy in the treatment of patients that have received adequate BCG therapy with high-risk BCG-unresponsive, CIS-containing NMIBC and BCG-unresponsive Ta or T1 papillary tumors. We designed this trial in light of the 2018 FDA guidance, and the revised draft guidance in August 2024, which defines BCG-unresponsive disease states and says that single-arm trials that assess CR rate as the primary endpoint, taking DoR into account, may be appropriate for full approval.

The initial induction course of therapy is six weekly doses of cretostimogene containing 1x1012 VPs per milliliter. Patients who achieve a CR at month three receive maintenance treatments, involving three weekly cretostimogene doses administered at the same concentration every three months for the first 12 months and every six months for the next 24 months. Patients who do not achieve a CR after the first induction course may receive a second induction course of six weekly cretostimogene treatments at month 3, rather than the maintenance course involving three weekly treatments. The primary endpoint of the BOND-003 trial is CR at any time subsequent to induction. We have completed enrollment for this trial and reported topline data in December 2024, which was updated in March 2025.

Enrollment of Additional Cohort in BOND-003 Trial

We added a cohort of up to 75 patients to evaluate the safety and efficacy of cretostimogene as a monotherapy in the treatment of patients with high-risk BCG-unresponsive NMIBC, Ta or T1 without CIS that have received adequate BCG therapy. The primary endpoint of this cohort is overall event-free survival, with secondary endpoints including safety, high-grade recurrence-free survival (RFS), low-grade RFS, PFS, cystectomy-free survival, and bladder cancer specific survival. We expect to report topline data in the second half of 2025.

Overview of Topline Data from BOND-003 Cohort C Trial

Topline data from the Phase 3 BOND-003 Cohort C that was presented as a late-breaking abstract at the 2024 SUO Annual Meeting showed that cretostimogene, as a single agent, achieved a 74.5% complete response (CR) at any time in high-risk BCG-unresponsive NMIBC. As of the data cutoff of September 30, 2024, by Kaplan-Meier estimate, 63.5% and 56.6% of patients remained in response at 12 months or greater and at 24 months or greater, respectively, while the median DoR was not reached but exceeds 27 months. The study was updated in a late-breaking abstract at the 40th Annual EAU Congress, showing CR rate at any time improved to 75.5%, with 63.7% and 58.7% of patients remaining in response at 12 months or greater and at 24 months or greater, respectively, while median DoR was not reached but exceeds 28 months as of the data cutoff of January 20, 2025. The chart below shows a sustained DoR observed in patients enrolled in the BOND-003 Cohort C trial as of the January 20, 2025 data cutoff.

Overview of Duration of Response Results from BOND-003 Cohort C Trial

Overview of Interim Safety Data from BOND-003 Trial

Cretostimogene was generally well-tolerated in this trial as of the January 20, 2025 safety data cutoff, with mostly Grade 1 or Grade 2 adverse events reported and no Grade 3 or higher TRAEs or deaths reported. The median time to TRAE resolution was one day. There were no treatment discontinuations due to TRAEs, and 97.3% of patients completed all expected treatments, demonstrating favorable patient adherence and compliance. Two patients (1.8%) had SAEs, including Grade 2 noninfective cystitis, and Grade 2 clot retention, both of which resolved.

Overview of Translational Data from BOND-003 Trial

Translational data shared at the EAU Congress showed the level of cretostimogene peaked immediately after instillation, which was sustained locally for 4-5 days. Furthermore, intravesical delivery of cretostimogene reduces anti-drug antibody neutralization, thereby preserving therapeutic efficacy. There was no systemic exposure, with cretostimogene levels remaining below the limit of detection, providing evidence that post cretostimogene treatment close contact precautions are not needed. This information supports the current dosing schedule.

Combination of Cretostimogene Plus Pembrolizumab for High-Risk BCG-unresponsive CIS-containing NMIBC

Overview of CORE-001 Trial Design

CORE-001 was a Phase 2 single-arm, open-label clinical trial of cretostimogene administered in up to 35 patients with high-risk BCG-unresponsive NMIBC that have CIS-containing tumors, in combination with pembrolizumab, following disease resection. Patients that demonstrate a CR after an initial six-week induction phase of weekly cretostimogene administrations, dosed at a concentration of 1x1012 VP per milliliter, who also receive two, 400 mg doses of pembrolizumab over three months, are given a maintenance course of three weekly doses of cretostimogene at an equivalent VP concentration, along with two doses of pembrolizumab for three months. Trial participants that do not respond to an initial induction course are eligible to receive a second induction course of six weekly administrations over the following three-month period. During the following six months, patients are provided three weekly doses of cretostimogene every three months for six months, in addition to pembrolizumab every six weeks, with longer-term follow up administration of three weekly doses every six months for 12 months, along with pembrolizumab every 6 weeks. The primary endpoint of the CORE-001 trial is CR at 12 months, with secondary endpoints including CR at any time, DoR and PFS. We entered into a clinical trial collaboration and supply agreement with Merck providing at no-cost supply of pembrolizumab for use in CORE-001 (which agreement also provides for the joint ownership of clinical trial data but has no additional financial obligations and terminates upon conclusion of the trial).

The dosing schedule of intravesical cretostimogene in CORE-001 is similar to BOND-003, while pembrolizumab is administered pursuant to its approved dosing schedule.

Overview of Final Clinical Results in Our Ongoing CORE-001 Trial

Final results from the CORE-001 demonstrated that, as of the May 17, 2024 data cutoff, 29 of the 35 (82.9%; 95% CI, 70.4-95.3%) evaluable patients displayed a CR at any time subsequent to completion of induction therapy. Moreover, administration of cretostimogene has also resulted in durable responses, with 81.8% (n=27/33) of the evaluable patients maintaining a CR at six months and 68.0% (n=17/25) of evaluable patients maintaining a CR at 12 months, each as of the cutoff date. Presented in the chart below is a summary of the interim results observed in patients enrolled in the CORE-001 trial.

Overview of Final Results from CORE-001 Trial

Final data have been published in Nature Medicine online in June 2024.

Overview of Safety Data from the CORE-001 Trial

As of the May 17, 2024 data cutoff, 29 of the 35 (82.9%; 95% CI, 70.4-95.3%) patients achieved a CR at any time, with 57.1% (n=20/35, 95% CI, 39.5-73.2%) of patients maintaining a CR at 12 months, and 54.3% (n=19/35, 95% CI, 36.9-70.8%) of patients maintaining a CR at 24 months, indicating that 95.1% of patients in CR at 12 months remain in CR at 24 months. The safety profile was favorable, with no overlapping or synergistic toxicity observed. Adverse events attributed to cretostimogene were Grade 1 or Grade 2 and self-limited.

Additional, Ongoing Clinical Trials

Cretostimogene Monotherapy for Intermediate-Risk NMIBC following TURBT

Phase 3 PIVOT-006 Clinical Trial

We initiated PIVOT-006 in November 2023, which is a randomized Phase 3 trial intended to assess the safety and efficacy of adjuvant cretostimogene when administered as monotherapy to patients with intermediate-risk NMIBC (IR-NMIBC) following TURBT. This is a two-arm trial enrolling up to 364 patients with IR-NMIBC, one arm to be administered cretostimogene following the standard of care TURBT with the second arm receiving the standard of care TURBT only. If IR-NMIBC recurrence is noted in the surveillance arm, patients will be eligible to receive intravesical cretostimogene. The initial induction course is six weekly doses of cretostimogene containing 1x1012 VPs per milliliter. We expect that patients who are recurrence-free at month three will receive a maintenance course involving three weekly cretostimogene doses administered at the same concentration, in months 3 and 6, followed by single weekly doses in months 9 and 12. The primary endpoint of this trial is overall RFS, with secondary endpoints including RFS at 12 and 24 months and PFS. RFS is based on time to last cystoscopic evaluation or time to disease relapse where relapse is defined as any grade bladder cancer recurrence. The first patient was dosed in February 2024. We expect to complete enrollment for this trial in the first half of 2026.

Cretostimogene Monotherapy for High-Risk NMIBC

Phase 2 CORE-008 Clinical Trial

The study is an open-label multi-cohort Phase 2 trial intended to assess the safety and clinical outcomes of cretostimogene in treating patients with high-risk NMIBC including BCG-exposed and BCG-naïve NMIBC. Each cohort is expected to enroll at least 60 patients. BCG-exposed patients are classified as those with NMIBC with persistent, recurrent or progressive disease after BCG treatment but do not meet the specific disease classification criteria to be designated BCG-unresponsive. BCG-naïve patients are classified as those patients with NMIBC who have not received any prior BCG therapy. After an induction course of therapy of six weekly doses of cretostimogene containing 1x1012 VPs per milliliter, we expect that patients who achieve a CR will receive a maintenance course at the same concentration every three months until disease recurrence. We expect that patients who do not achieve a CR after the initial induction course will receive a second induction course at the same concentration followed by the same maintenance course if they achieve a CR. The targeted efficacy endpoints of this trial are expected to include CR at any time following induction, CR at 12 months, DoR and PFS. We initiated Cohort A in BCG-naïve patients in the second half of 2024, with topline data expected in the second half of 2025. We also initiated Cohort B in BCG-exposed patients in the first half of 2025. Topline data from Cohort B is expected to be available in 2026.

Completed Clinical Trial Evaluations in MIBC

MIBC is associated with significantly higher mortality than NMIBC, the five-year mortality rate for patients with MIBC ranging from approximately 66% to 95% depending on disease stage. As such, the delay of disease progression is of particular significance to the estimated 20% to 25% of newly diagnosed bladder cancer patients with MIBC as well as those patients with high-risk NMIBC that progresses to MIBC. Moreover, the annual cost of care for patients with MIBC is estimated to be approximately 2.5 times the annual cost of care for patients with NMIBC.

Systemic administration of cisplatin is often used as neoadjuvant chemotherapy in the treatment of MIBC. However, as many as 50% of patients are ineligible to receive cisplatin because of existing co-morbidities such as decreased renal function or neuropathy in which case CPIs are the default standard of care. We evaluated the use of intravesical cretostimogene in combination with the CPI nivolumab as a treatment for MIBC, including by our support of CORE-002, a single-arm exploratory investigator-sponsored clinical trial of 21 cisplatin-ineligible patients with no evidence of distant metastases prior to radical cystectomy. Intravesical cretostimogene induction therapy is accompanied by IV nivolumab dosed week 2 and week 6 followed by TURBT or cystectomy. The primary endpoint in this trial is safety; secondary endpoints include evaluations of pathological CR (pCR), RFS and changes in inflammatory status of tumors after combination therapy.

Among the 21 evaluable patients, the combination of cretostimogene and nivolumab had produced a pathologic complete response (pCR) in 42.1% (n=19/21; 95% CI, 20-64%). Cretostimogene was well-tolerated among trial participants. There were no dose limiting toxicities or Grade 3 or higher treatment related or immune related adverse events. Additionally, 95% of participants completed all study treatments. There was no delay in time to radical cystectomy and no unexpected surgical complications from treatment. Importantly, investigators found that treatment response was not correlated with pre-treatment PD-L1 levels, and that the majority of PD-L1 negative patients had CRs. Additionally, the formation and maturation of tertiary lymphoid structure (TLS) in responders were observed, suggesting the mechanistic onset of anti-tumor humoral memory. TLS are special structures that form in areas of chronic inflammation and assist the immune system to fight cancer. These final clinical and translational results were published in Nature Medicine online in November 2024.

Manufacturing

We leverage third-party manufacturers to support the manufacturing of cretostimogene for clinical trials and, if we receive regulatory approval, we intend to rely on such third parties for commercial manufacture. We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We believe this strategy will enable us to maintain a nimble, efficient and effective working model without making significant internal capital investments. We are currently focused on developing high-yield and scalable processes and analytical methods for the manufacture of cretostimogene. We believe our current manufacturing scale could support commercial demand for cretostimogene to treat patients with high-risk BCG-unresponsive NMIBC, if approved. We work with a third-party manufacturer for the production of cretostimogene and a third-party manufacturer for the production of DDM. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have any long-term supply agreements in place. In order to de-risk our supply chain, and as we advance toward potential commercialization, we intend to enter into long-term supply agreements as well as evaluate additional product manufacturing sources.

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

Commercialization

As we prepare for potential FDA approval of cretostimogene for high-risk NMIBC patients unresponsive to BCG, we believe we have established a seasoned executive leadership team and commercial leadership organization with a proven track record for successfully bringing urology and bladder cancer products to market. Additionally, we continue to build our commercial capabilities and commercial infrastructure to ensure market development and commercial launch readiness.

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

Lepu Biotech Co., Ltd. Development and License Agreement

In March 2019, we entered into a development and license agreement (the Lepu Agreement) with Lepu Biotech Co., Ltd. (Lepu), under which we granted an exclusive license to Lepu to develop, manufacture and commercialize cretostimogene and/or DDM to treat and/or prevent cancer in mainland China, including Hong Kong and Macau (the Lepu Territory). Under the Lepu Agreement, Lepu is responsible for using commercially reasonable efforts to develop cretostimogene and DDM in the Lepu Territory, including by performing clinical development activities pursuant to an agreed development plan, and we are obligated to provide Lepu with reasonably requested information, know-how and assistance at Lepu’s cost and expense. Additionally, Lepu is obligated to meet a certain clinical diligence milestones, and we are also obligated to use commercially reasonable efforts to supply Lepu with its requirements of cretostimogene and DDM for its development activities at Lepu’s cost and to periodically provide Lepu with manufacturing documentation and, at Lepu’s cost, reasonably requested assistance related to the manufacture of clinical and, if applicable, commercial supplies of cretostimogene and DDM. Lepu is obligated to use commercially reasonable efforts to commercialize at least one of cretostimogene and/or DDM and achieve the first commercial sale of such product in the Lepu Territory within specified time periods after receipt of marketing authorization approval therefor.

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

As of March 27, 2025, we own seven patent families comprising four issued U.S. patents, nine issued foreign patents in Australia, China, Europe (Unitary Patent), Japan, Singapore, Spain, and the United Kingdom, two pending U.S. non-provisional patent applications, three pending U.S. provisional patent applications, and twelve pending patent applications in jurisdictions outside of the United States.

With regard to cretostimogene, we own four issued U.S. patents and nine issued patents in Australia, China, Europe (Unitary Patent), Japan, Singapore, Spain and the United Kingdom with claims covering methods of use using cretostimogene, including claims covering treatment schedules and combination therapy. These issued patents are expected to expire between 2036 and 2038, without accounting for potentially available patent term adjustments or extensions. We also own two pending U.S. applications and eleven related pending applications with claims covering methods of use using cretostimogene (including claims covering treatment schedules and combination therapy) in Australia, New Zealand, Japan, South Korea, China, Singapore, Hong Kong, and before the European Patent Office, and three pending U.S. provisional patent applications, and any patents that issue from these applications are expected to expire between 2036 and 2045, without accounting for potentially available patent term adjustments or extensions.

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
•
approval by an independent institutional review board (IRB) or ethics committee (EC) at each clinical site before each trial may be initiated;
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

Furthermore, an independent IRB or EC at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.

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

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act (ACA), signed into law in 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

For example, in March 2010, the ACA, was enacted in the United States and substantially changed the way healthcare is financed by both the government and private insurers.

In addition, other legislative changes and amendments have been proposed and adopted since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, for single source and innovator multiple source drugs, effective January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain high-expenditure, single-source biologics that have been on the market for at least 11 years to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap (the “Medicare Drug Price Negotiation Program”); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 113 employees, all of whom were full-time and 42 of whom were engaged in research and development activities. Twenty-eight of our employees held advanced medical degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

We incorporated in Delaware in November 2017. Our corporate headquarters are located at 400 Spectrum Center Drive, Suite 2040, Irvine, California 92618, and our telephone number is (949) 409-3700. Our internet address is https://cgoncology.com/. Our investor relations website is located at https://ir.cgoncology.com/. We make available free of charge on our investor relations website under “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the SEC. They are also available for free on the SEC’s website at www.sec.gov.

We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, together with the other information contained in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision regarding our securities. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition. In this section, we first provide a summary of the principal risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

Risk Factors Summary

Risks Related to the Development and Regulatory Approval of Our Product Candidates

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
•
A Breakthrough Therapy designation from the FDA may not lead to a faster development or regulatory review or approval process for cretostimogene and it does not increase the likelihood that cretostimogene or any future product candidates will receive FDA approval.

Risks Related to Our Reliance on Third Parties

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
•
We rely on third parties for the manufacture and shipping of cretostimogene for clinical development and if approved by the FDA, will rely on third parties for the manufacture, supply and shipping of cretostimogene for commercialization, and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of cretostimogene or future product candidates or such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

•
Because cretostimogene is an investigational product candidate and has not received FDA approval, our third party contract manufacturers have not produced cretostimogene at commercial levels and have not yet successfully passed the necessary regulatory inspections to produce cretostimogene for commercial use.

Risks Related to Commercialization of Cretostimogene and any Future Product Candidates

•
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
•
We are in the early stages of building our internal marketing and sales organization and have no experience as a company in commercializing products, and we will need to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market, sell and distribute our products, we may not be able to generate any product revenue.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

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

Risks Related to Our Intellectual Property

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

Risk Factors

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

We currently only have one product candidate, cretostimogene, which is in Phase 3 clinical development. Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize cretostimogene in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate. The success of cretostimogene will depend on several factors, including the following:

•
successful initiation and enrollment of clinical trials and completion of clinical trials with favorable results, including the full data readouts from the ongoing Phase 3 clinical trials for cretostimogene;
•
acceptance of regulatory submissions by the U.S. FDA or comparable foreign regulatory authorities for the conduct of clinical trials of cretostimogene and of our proposed designs of planned clinical trials of cretostimogene;

•
the frequency and severity of adverse events observed in clinical trials and preclinical studies;
•
maintaining and establishing relationships with contract research organizations (CROs) and clinical sites for the clinical development of cretostimogene, and ability of such CROs and clinical sites to comply with clinical trial protocols, GCPs and other applicable requirements;
•
demonstrating the safety, purity and potency (or efficacy) of cretostimogene to the satisfaction of applicable regulatory authorities, including by establishing a safety database of a size satisfactory to regulatory authorities;
•
receipt and maintenance of regulatory approvals from applicable regulatory authorities, including approvals of BLAs from the FDA;
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

We make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result, in the final data being materially different from the topline or preliminary data we have previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available. Moreover, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business.

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

Before obtaining approval from regulatory authorities for the sale of cretostimogene or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety, purity and potency (or efficacy) of the product candidates in humans. In addition, before we can initiate clinical development for any future preclinical product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate CMC and our proposed clinical trial protocol, as part of an Investigational New Drug application (IND) or similar regulatory submission, and we are also required to submit comparable applications to foreign regulatory authorities for clinical trials outside of the United States. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any future product candidates before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays or increase the costs of developing future product candidates.

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
•
obtaining approval from one or more IRBs or ECs at clinical trial sites;
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
•
obtaining sufficient quantities of cretostimogene or any future product candidates and related raw materials and DDM or obtaining sufficient quantities of combination therapies or other materials needed for use in clinical trials and preclinical studies;
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

Cretostimogene, as both a monotherapy and in combination with other therapies, has shown a potential best-in-class target product profile. Topline data from the Phase 3 BOND-003 Cohort C trial that was presented as a late-breaking abstract at the 2024 SUO Annual Meeting showed that cretostimogene, as a single agent, achieved a 74.5% complete response (CR) at any time in high-risk BCG-unresponsive NMIBC, which was updated at the 2025 Annual EAU Congress to 75.5%. As of the data cutoff of September 30, 2024, by Kaplan-Meier estimate, 63.5% and 56.6% of patients remained in response at 12 months or greater and at 24 months or greater, respectively, while the median DoR was not reached but exceeds 27 months. There were no Grade 3 or greater treatment-related adverse events (TRAEs) or deaths reported. The most common TRAEs (≥10%) were bladder spasm, pollakiuria, micturition urgency, dysuria, and hematuria. No treatment-related discontinuation of cretostimogene was observed, and 97.3% of patients completed all expected treatments, demonstrating favorable patient adherence and compliance. While we believe these data from our Phase 3 BOND-003 trial will support our BLA submission for cretostimogene, the FDA may determine that our Phase 3 BOND-003 data is insufficient to accept for filing such BLA or for BLA approval and may impose requirements for BLA resubmission, and even if filed by the FDA they may impose requirements to conduct additional clinical trials, or other significant and time-consuming requirements related to clinical data, nonclinical studies or manufacturing, or may issue a complete response letter (CRL). A CRL indicates that the review cycle for the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the BLA identified by the FDA and may include requirements to conduct additional clinical trials, or other significant and time-consuming requirements related to clinical data, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval, which would harm our business, financial condition, results of operations and prospects.

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

In addition, we are studying cretostimogene in combination with other therapies and may do so for future product candidates, which may exacerbate adverse events associated with such product candidate. Patients treated with cretostimogene or future product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our, our collaborators’ or any future collaborators’ clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the severity of such patients’ illnesses. For example, we expect that some of the patients enrolled in our, our collaborators’ or any future collaborators’ clinical trials will die or experience major clinical events either during the course of such clinical trials or after participating in such trials.

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

Although we have completed a Phase 2 clinical trial for cretostimogene and have reported topline data from the Phase 3 BOND-003 Cohort C trial for cretostimogene, we have not as an organization completed the pivotal clinical trials for cretostimogene or submitted a BLA, and we may be unable to do so for cretostimogene or any future product candidates.

We will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market cretostimogene or any future product candidates. Carrying out later-stage clinical trials and the submission of a successful BLA or other comparable foreign regulatory submission is a complicated process. As an organization, we have completed two Phase 2 clinical trials of cretostimogene, and are conducting and plan to conduct additional Phase 3 clinical trials for cretostimogene. We also plan to conduct a number of additional clinical trials of cretostimogene in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert attention of management. We have not yet completed any later-stage or pivotal clinical trials for cretostimogene or any other product candidate. We also have limited experience as a company in preparing and submitting marketing applications and have not previously submitted a BLA or other comparable foreign regulatory submission for any product candidate. In addition, while we have had interactions with the FDA regarding our planned BLA submission for cretostimogene, we cannot be certain that our Phase 3 BOND-003 Cohort C trial for cretostimogene will be sufficient to support a BLA submission, even if we believe the results are sufficiently positive, or whether additional clinical trials of cretostimogene or any future product candidate will be required or how such additional trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of a BLA and regulatory approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our ongoing or planned clinical trials could prevent us from or delay us in submitting BLAs or other comparable foreign regulatory submissions for and commercializing our product candidates.

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

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, topline data from the Phase 3 BOND-003 Cohort C trial that was presented as a late-breaking abstract at the 2024 SUO Annual Meeting showed that cretostimogene, as a single agent, achieved a 74.5% CR at any time in high-risk BCG-unresponsive NMIBC, which was updated to 75.5% at the 2025 Annual EAU Congress. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated, including with respect to the topline data from the Phase 3 BOND-003 Cohort C trial. Topline and preliminary data also remain subject to audit and verification procedures that may result, in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available. Interim data from clinical trials that we may complete are further subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

In addition, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. Moreover, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, including with respect to the topline data we reported from the Phase 3 BOND-003 Cohort C trial, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize cretostimogene and any future product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

We have obtained Breakthrough Therapy designation from the FDA for cretostimogene for the treatment of BCG-unresponsive, high-risk NMIBC with carcinoma in-situ with or without Ta or T1 tumors to improve CR and for cretostimogene in combination with pembrolizumab for the treatment of NMIBC unresponsive to BCG, and we may seek additional Breakthrough Therapy designations for cretostimogene or for any future product candidates where we believe the clinical data support such a designation. A “Breakthrough Therapy” is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as Breakthrough Therapies also receive the same benefits associated with fast track designation, including eligibility for rolling review of a submitted BLA, if the relevant criteria are met.

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

The FDA has granted a fast track designation for cretostimogene for the treatment of BCG-unresponsive, high-risk NMIBC with carcinoma in-situ with or without Ta or T1 tumors to improve CR, and we may seek fast track designations for other indications or future product candidates. The fast track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, biologics are eligible for fast track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A BLA submitted for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the Sponsor pays any required user fees upon submission of the first section of the BLA.

The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate or development program is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Although we have received fast track designation for cretostimogene for the treatment of BCG-unresponsive, high-risk NMIBC with carcinoma in-situ with or without Ta or T1 tumors to improve CR, and even if we receive additional fast track designations for other indications or any future product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that cretostimogene or any future product candidate that may be granted fast track designation will receive marketing approval in the United States. Many product candidates that have received fast track designation have ultimately failed to obtain approval.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the FDA may, among other things, require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key and sufficient personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to be approved or licensed biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, future pandemics may lead to similar inspectional or administrative delays. If any future prolonged government shutdown occurs, there are personnel shortages at the FDA or other regulatory agencies, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We are dependent on third parties to conduct our clinical trials and preclinical studies. Specifically, we rely on, and intend to continue to rely on, medical institutions, clinical investigators, CROs and consultants to conduct our preclinical studies and clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. In addition, we and our CROs are required to comply with GLP requirements for certain preclinical studies, as well as GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for cretostimogene and any future product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GLP or GCP or other requirements, the clinical data generated in our preclinical studies or clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications, if ever. Further, our clinical trials must be conducted with products produced in accordance with cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

For example, our IND for cretostimogene was previously placed on partial clinical hold by the FDA that was lifted in March 2020, primarily due to CMC-related issues attributable to product supplied by our prior third-party manufacturer, who was purchased by another third-party supplier, resulting in clinical development delays. In addition, while we are in the process of establishing long-term commitment or supply agreements for the commercial supply of cretostimogene, we do not currently have any such long-term commitments or supply agreements with our third-party manufacturers. We may be unable to establish any long-term supply agreements with third-party manufacturers or to do so on acceptable terms or at all, which increases the risk of failing to timely obtain sufficient quantities of cretostimogene or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•
breach of the manufacturing agreement by the third party;
•
failure to manufacture our product according to our specifications;
•
failure to obtain adequate raw materials and other materials required for manufacturing;
•
failure to devote appropriate resources to manufacture our product, or manufacture our product according to our schedule or at all;
•
failure to successfully scale up manufacturing capacity, if required;
•
misappropriation of our proprietary information, including our trade secrets and know-how; and
•
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Despite our efforts, we may encounter unforeseen challenges and risks that could impact the effectiveness of our supply chain enhancements. These challenges may include, but are not limited to, regulatory hurdles, supply chain disruptions, and potential delays in the manufacturing and distribution processes. As a result, our ability to ensure a reliable and efficient supply chain for cretostimogene may be compromised, which could adversely affect our business operations and financial performance.

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

The ACA, signed into law on March 23, 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency (or efficacy) of its product.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs, surgical procedures and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. See the section titled “Risk Factors—Risks Related to Our Business Operations and Industry—Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain coverage for and commercialize cretostimogene or any future product candidates and may adversely affect the prices we may set” for additional related information.

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

If cretostimogene or any future product candidates are approved, they will compete with surgery, radiation, and drug therapy, including chemotherapy, BCG, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, antibody-drug conjugates, radiopharmaceuticals, immunotherapy, cell-based therapy, and targeted therapy, or a combination of any such methods, either approved or under development, which are intended to treat the same indications that we are targeting or may target, including through approaches that may prove to be more effective, have fewer side effects, be less costly to manufacture, be more convenient to administer or have other advantages over cretostimogene and any future product candidates. To the extent Merck & Co. (Merck) or another manufacturer increases the supply of BCG, there may be less demand for alternative treatments such as cretostimogene in BCG-naïve or BCG-exposed patients. There are numerous companies that have commercialized or are developing treatments for NMIBC that we will compete with, including Bristol Meyers Squibb, enGene Inc., Gilead Sciences, Inc., Hoffman-La Roche AG (Roche), ImmunityBio Inc., Johnson & Johnson Inc., Merck, Protara Therapeutics, Inc., Pfizer, Inc. and UroGen Pharma, Inc. For example, on October 15, 2024, UroGen announced that the FDA accepted UroGen’s NDA for UGN-102 (intravesical mitomycin/sterile hydrogel) in LG-IR-NMIBC, and set a PDUFA action date of June 13, 2025. In addition, Johnson & Johnson announced on January 15, 2025 that it initiated the submission of an NDA with the FDA for TAR-200 for the treatment of patients with BCG-unresponsive high-risk non-muscle-invasive bladder cancer (HR-NMIBC) with CIS, with or without papillary tumors. If UGN-102 or TAR-200 receives FDA approval and enter the bladder cancer market prior to the approval of cretostimogene, the market for cretostimogene may be adversely affected and our opportunity to generate revenue from the sale of cretostimogene, if approved, could be adversely affected.

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

We are in the early stages of building our marketing and sales organization and have no experience as a company in commercializing products, and we will need to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market, sell and distribute our products, we may not be able to generate product revenue.

We are currently in the early stages of building our internal sales and marketing capabilities to prepare for the commercialization of cretostimogene, if approved, and we have never commercialized a product. If cretostimogene or any future product candidate ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. For example, if cretostimogene is approved, we will need to scale up a cost-effective and reliable cold chain distribution and logistics network, which we may be unable to accomplish and which will require us to rely on third-party distributors. Failure to scale up our cold chain supply logistics, by us or third parties, could in the future lead to additional manufacturing costs and delays in our ability to supply required quantities for commercial supply.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue from product sales. If we are unable to successfully develop, obtain requisite approval for and commercialize cretostimogene or any future product candidates, we may never generate revenue. Our net losses were $88.0 million and $48.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $218.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Cretostimogene and any future product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize cretostimogene and any future product candidates, as well as operate as a public company.

To become and remain profitable, we must succeed in developing, obtaining regulatory approvals for, and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of cretostimogene and any future product candidates, acquiring additional product candidates, obtaining regulatory approval for cretostimogene and any future product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research, development and, if approved, commercialization efforts, diversify our product candidates, achieve our strategic objectives or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates, including conducting preclinical studies and clinical trials, is a very time-consuming, capital-intensive and uncertain process. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of cretostimogene, potentially seek regulatory approval for cretostimogene and any future product candidates we may develop, and build out internal sales and marketing capabilities to prepare for the commercialization of cretostimogene, if approved. In addition, if we are able to progress cretostimogene through development and commercialization, we expect to be required to make milestone and royalty payments pursuant to various license or collaboration agreements with third parties. If we obtain regulatory approval for cretostimogene or any future product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reliably estimate the actual amount of capital necessary to successfully complete the development and commercialization of cretostimogene or any future product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company.

We believe, based on our current operating plan, that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations into the first half of 2028. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our existing capital may not be sufficient to complete development of cretostimogene, or any future product candidates, and we will require substantial capital in order to advance cretostimogene and any future product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop cretostimogene or any future product candidates.

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

We may encounter difficulties in managing our growth and expanding our operations successfully, which could disrupt our operations.

As of December 31, 2024, we had 113 full-time employees. As we continue development and pursue the potential commercialization of cretostimogene or any future product candidates, we will need to expand our financial, development, regulatory, manufacturing, information technology, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties and we may not be successful in doing so. Our future financial performance and our ability to develop and commercialize cretostimogene and any future product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives), and teaching hospitals and other healthcare providers, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biopharmaceutical companies to report information on the pricing of certain drug products; and some state and local laws that require the registration or pharmaceutical sales representatives.

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

For example, in March 2010, the ACA, as amended by the Health Care and Education Reconciliation Act of 2010 was enacted in the United States, which substantially changed healthcare financing, access and delivery by both governmental and private insurers.

Since its enactment, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA.

For example, on August 16, 2022, the IRA was signed into law. Among other things, the IRA (i) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the CMMI to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We and our service providers are subject to a variety of stringent and evolving U.S. and foreign data protection, privacy and security obligations, including laws, regulations, standards and contractual provisions, which could increase compliance costs, and any actual or perceived failure by us or our service providers to comply with such laws and obligations could subject us to potentially significant liability, fines or penalties and otherwise harm our business.

We and our service providers maintain and will maintain a large quantity of sensitive information. In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) confidential business and patient health information, personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, financial information, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we and our service providers are and may be affected by or subject to existing, amended, or new laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, thus creating potentially complex compliance issues for us and our service providers, strategic partners and future customers. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, numerous federal and state laws and regulations, including health information privacy laws, data breach notification laws and consumer protection laws, that govern the collection, use, storage, transfer, disclosure, protection and other processing of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. In addition, we obtain health information from third parties (including research institutions from which we obtain clinical trial data and CROs) that are subject to privacy and security requirements under HIPAA. Consequently, depending on the facts and circumstances, we could be subject to significant penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider, research institution, or CRO that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

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

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, store, use, transfer, disclose and otherwise process data, update our data privacy and security policies and procedures, or in some cases, impact our ability to operate in certain jurisdictions. Failure by us or our collaborators and our service providers to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, often contractually limit our ability to use and disclose such information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and adversely affect our business, financial condition, results of operations and prospects.

If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to material disruption of our development programs, compromise of sensitive information related to our business, inability to access critical information, potentially exposing us to liability or otherwise adversely affecting our business.

In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary and confidential business information and personal information). Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. In addition, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we could be unable to anticipate these techniques or implement adequate preventative measures. Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Security incidents often remain undetected for an extended period and could affect our operations. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors have or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular categories of personally identifiable information, which could result from incidents experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Although we currently hold cybersecurity insurance, the costs related to significant security breaches or disruptions could be material and cause us to incur significant expenses.

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

Legal proceedings, government investigations and enforcement actions can be expensive and time-consuming. For example, on March 4, 2024, a complaint was filed in the Superior Court of the State of Delaware by ANI Pharmaceuticals, Inc. (ANI) naming us as defendant, seeking a declaratory judgement that a provision in an assignment and technology transfer agreement between us and ANI (formerly BioSante Pharmaceuticals, Inc.), dated November 15, 2010, obligates us to pay ANI 5% of worldwide net sales of cretostimogene. The court has most recently set a trial date of July 21, 2025. While we continue to believe the allegations are without merit and intend to vigorously defend this matter, such litigation could result in substantial costs and divert our management’s attention from other business concerns, cause us reputational damage, negatively affect our stock price and result in monetary damages and future royalty obligations, if and to the extent cretostimogene receives regulatory approval. An adverse outcome resulting from any legal proceedings, investigations or enforcement actions could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if such a proceeding, investigation or enforcement action is ultimately decided in our favor, the investigation and defense thereof could require substantial financial and management resources.

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

Despite our efforts, we may encounter unforeseen challenges and risks that could impact the effectiveness of our supply chain enhancements. These challenges may include, but are not limited to, regulatory hurdles, supply chain disruptions, and potential delays in the manufacturing and distribution processes. As a result, our ability to ensure a reliable and efficient supply chain for cretostimogene may be compromised, which could adversely affect our business operations and financial performance.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2024, we had net operating loss (NOL) carryforwards, which may be available to offset our future taxable income, if any. Our NOL carryforwards and other tax attributes are subject to expiration, review and possible adjustment by the Internal Revenue Service (IRS) and state tax authorities. Under current law, NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in a taxable year is limited to 80% of taxable income in such year.

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code), our federal NOL carryforwards may be or become subject to an annual limitation in the event we have had or have in the future an “ownership change.” For these purposes, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Although we believe there have been one or more ownership changes resulting from past transactions, we have not determined the amount of the cumulative change in our ownership resulting from our initial public offering or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. However, we believe that our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOL carryforwards and certain state tax credits in tax years beginning after 2023 and before 2027. Such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected.

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

We rely, and may in the future rely, upon a combination of patent, trade secrets and trademark protection for cretostimogene and any future product candidates and proprietary technologies to prevent third parties from exploiting our achievements, thus eroding our competitive position in our market. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success depends in large part on our ability to obtain, maintain, expand, enforce, and defend the scope, ownership or control, validity and enforceability of our intellectual property protection in the United States and other countries with respect to cretostimogene and any future product candidates and other proprietary technologies we may develop. We generally seek, and may in the future seek, to protect our proprietary position, in part, by filing patent applications in the United States and abroad relating to cretostimogene and any future product candidates and technology, manufacturing processes and methods of use. We may also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending patent applications from third parties. Currently, we do not have composition of matter patents covering cretostimogene. We will endeavor to seek additional patent protection to cover features of the oncolytic virus and formulations in the future. If we are unable to obtain, maintain, expand, enforce and defend the scope, ownership or control, validity and enforceability of our intellectual property protection, our business, financial condition, results of operations and prospects could be materially harmed.

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

Risks Related to Ownership of Our Common Stock

Prior to our initial public offering, there was no public market for our common stock. An active, liquid and orderly market for our common stock may not be sustained, or we may in the future fail to satisfy the continued listing requirements of Nasdaq.

Prior to our initial public offering in January 2024, there was no public market for our common stock and our common stock only began trading on the Nasdaq Global Select Market (Nasdaq) in January 2024. We can provide no assurance that we will be able to sustain an active trading market for our common stock. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq.

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
•
sales of our stock by us, our insiders or our stockholders;
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

As of March 27, 2025, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 16.7% of our outstanding common stock. As a result, such persons acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Holders of a significant number of shares of our outstanding common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts between Russia and Ukraine and in the Middle East, terrorism or other geopolitical events, including threatened or actual trade wars and tariffs. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023 the closures of financial institutions and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce or abandon product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in tax law may materially adversely affect our financial condition, results of operations and cash flows, or adversely impact the value of an investment in our common stock.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that our management are required to meet to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Cybersecurity Risk Management Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature.

We have developed our cybersecurity risk management program (“cybersecurity framework”), including a cybersecurity incident response plan, modeled after the National Institute of Standards and Technology Cybersecurity Framework’s (NIST CSF) principles: Identify, Protect, Detect, Respond, Recover, and Govern, and our cybersecurity framework is intended to address current vulnerabilities and anticipate future cybersecurity threats and risks to our Information Systems and Data. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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
•
cybersecurity tools to monitor, detect, and respond to threats in real-time;
•
the use of external service providers, to assess, test or otherwise assist with certain aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response process that includes procedures for responding to cybersecurity incidents and is designed to escalate certain cybersecurity incidents to members of the management team, depending on the circumstances; and
•
a risk evaluation of the service providers, suppliers, and vendors of critical systems during contracting.

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

Our management team, including our Director of Information Technology, has a combined 35 years of risk management experience and is responsible for assessing and managing our material risks from cybersecurity threats. The management team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The management team also has responsibility for approving budgets, helping prepare for cybersecurity incident responses, and approving cybersecurity processes. The experience of our management team encompasses leadership, development, and support of cybersecurity strategies, along with the implementation of policies and procedures. Furthermore, they possess a track record of proactively monitoring cybersecurity threats and promptly responding to and remediating cyber attacks. Their adeptness in executing security controls has consistently yielded clean audit observations, showcasing their effectiveness in safeguarding against potential risks.

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

Item 2. Properties.

Our principal executive offices are located in Irvine, California and consist of approximately 1,249 square feet of office space leased until August 2026. We also lease an additional office space in Emeryville, California under a lease which ends in August 2028. In January 2025, we also entered into a lease for additional office space in Branchburg, New Jersey which ends in January 2030. We believe that our existing facilities will be adequate for the foreseeable future and that suitable additional or substitute space will be available as and when needed.

Item 3. Legal Proceedings.

From time to time, we may be subject to other legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On March 4, 2024, a complaint was filed against us in the Superior Court of the State of Delaware by ANI Pharmaceuticals, Inc. seeking a declaratory judgement that an assignment and technology transfer agreement between us and ANI, dated November 15, 2010, obligates us to pay ANI a royalty on certain “net sales” of cretostimogene. The court has most recently set a trial date of July 21, 2025. We dispute the allegations and are vigorously defending this matter.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the ticker symbol “CGON” on the Nasdaq Global Select Market.

Holders of Common Stock

As of March 27, 2025, there were approximately 116 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Use of Proceeds

On January 24, 2024, our registration statement on Form S-1 (File No. 333-276350) was declared effective by the SEC for our initial public offering (IPO). At the closing of our offering on January 29, 2024, we sold 23,000,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase 3,000,000 additional shares, at an IPO price of $19.00 per share and received gross proceeds of $437.0 million, which resulted in net proceeds of approximately $399.6 million, after deducting underwriting discounts, commissions of approximately $30.6 million and offering-related transaction costs of approximately $6.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Cantor Fitzgerald & Co. acted as joint-book running managers for the IPO.

The net proceeds from the IPO are held in cash and cash equivalents and marketable securities. Through December 31, 2024, approximately $113.7 million of the net proceeds from the IPO have been used, of which, (i) an estimated $80.5 million was used for research and development costs related to crestostimogene, and (ii) an estimated $33.2 million was used for working capital and general corporate purposes.

There have been no updates to the planned use of proceeds information from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on January 25, 2024. We intend to use the remaining net proceeds from the IPO, together with our existing cash, cash equivalents and marketable securities, to complete the ongoing BOND-003 and CORE-001 clinical trials, complete enrollment for the PIVOT-006 clinical trial, initiate and report topline data for our planned CORE-008 clinical trial, and fund our operations through the submission of a BLA to the FDA for cretostimogene and potentially through the initial commercialization of cretostimogene, if approved, as well as for working capital and other general corporate purposes. We may also use a portion of the net proceeds from the IPO to license, acquire or invest in complementary businesses, technologies, products or assets. However, we have no current commitments or obligations to do so.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements and Market Data.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk factors” in this Annual Report.

Overview

We are a late-stage clinical biopharmaceutical company focused on developing and commercializing a potential backbone bladder-sparing therapeutic for patients afflicted with bladder cancer. Our goal is to develop cretostimogene grenadenorepvec (cretostimogene), our product candidate, as an alternative to BCG in treating a broad range of bladder cancer indications. Cretostimogene, is in clinical development for the treatment of patients with high-risk NMIBC who are unresponsive to BCG therapy, the current standard-of-care for high-risk NMIBC. Given the limitations of currently approved therapies, the next course of treatment for these BCG-unresponsive patients is radical cystectomy, or the complete removal of the bladder, which is associated with significant social, functional and emotional burden. As such, there is a significant unmet need for effective treatments in these patients.

In anticipation of potential FDA approval, we are actively building our commercial operations, marketing, market access and patient access and field force capabilities. This includes pre-launch activities currently being executed, including scientific communication activities and engagements by our field medical organization. We are also implementing strategic initiatives to build seamless product distribution and patient support. Our efforts are focused on ensuring that we are fully prepared to launch and deliver cretostimogene to patients and healthcare providers, if approved. We are evaluating the safety and efficacy of cretostimogene, as a monotherapy, in BOND-003 Cohort C, our ongoing Phase 3 clinical trial in high-risk BCG-unresponsive NMIBC with CIS and with or without Ta/T1 disease. We have completed enrollment for this cohort and reported interim data at the American Urological Association’s 2024 Annual Meeting in May 2024, and topline data at the 2024 SUO Annual Meeting in in December 2024, which was updated at the 40th Annual EAU Congress. We believe that this trial could serve as the basis for a BLA submission to the U.S. FDA, which we expect to initiate in the second half of 2025. Cretostimogene has received both Fast Track and Breakthrough Therapy designations from the FDA for the treatment of High-Risk BCG-unresponsive NMIBC with CIS with or without Ta or T1 tumors.

In April 2024, we initiated BOND-003 Cohort P, an exploratory study evaluating cretostimogene monotherapy in high-risk BCG-unresponsive NMIBC with only Ta/T1 disease and expect to report topline data from this Cohort in the second half of 2025. In October 2024, we initiated CORE-008 Cohort A, our Phase 2 clinical trial in high-risk NMIBC patients who are naïve to BCG treatment, including patients with CIS and with or without Ta/T1 disease and patients with only Ta/T1 disease. In March 2025, we expanded CORE-008 into the high-risk BCG-exposed population (Cohort B). We intend to add a third Cohort to CORE-008, evaluating cretostimogene in a combination therapy in the high-risk BCG-exposed population. We have recently completed and published the results for CORE-001, our Phase 2 clinical trial of cretostimogene in combination with pembrolizumab in high-risk BCG-unresponsive NMIBC patients that have CIS. Additionally, in NMIBC that is not categorized as high-risk, we have launched our second Phase 3 clinical trial, PIVOT-006, evaluating adjuvant cretostimogene in intermediate-risk NMIBC following transurethral resection of the bladder tumor (TURBT). We believe cretostimogene, if approved in intermediate-risk NMIBC, has the potential to serve as backbone therapy, thereby alleviating the current need to prioritize treatment recipients and ration administration of BCG given its significant market shortage.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $88.0 million and $48.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $218.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize cretostimogene and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture cretostimogene, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for cretostimogene, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we do not become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce or terminate our operations.

To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock, as well as through previously outstanding term debt. In January 2024, we completed our initial public offering of 23,000,000 common shares at a price of $19.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 3,000,000 shares of common stock. We received net proceeds of $399.6 million, after deducting discounts, commissions and other offering expenses. In addition, as a result of our initial public offering, our convertible preferred stock converted into common stock concurrently with the initial public offering. In December 2024, we completed a follow-on offering of 8,500,000 common shares at a price of $28.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 1,200,000 shares of common stock. We received net proceeds of $223.1 million, after deducting discounts, commissions and other offering expenses.

Through December 31, 2024, we have received aggregate gross proceeds of approximately $982.9 million from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock. In addition, through December 31, 2024, we have recognized $26.1 million in license and collaboration revenue pursuant to our license and collaboration agreements. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $742.0 million. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of cretostimogene and any future product candidates.

We believe, based on our current operating plan, that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations into the first half of 2028. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

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

License and Collaboration Agreements

Below is a summary of the key terms for certain of our license and collaboration agreements. For a more detailed description of these agreements, see the section titled “Business—License and Collaboration Agreements.”

Lepu License Agreement

In March 2019, we entered into a development and license agreement (the Lepu License Agreement) with Lepu, under which we granted an exclusive license to Lepu to develop, manufacture and commercialize cretostimogene and/or DDM to treat and/or prevent cancer in the Lepu Territory. Lepu paid to us a one-time upfront payment of $4.5 million and is obligated to make regulatory milestone payments of up to $2.5 million and commercial milestone payments of up to $57.5 million. We are entitled to receive a high single-digit royalty on net sales of cretostimogene and/or DDM sold in the Lepu Territory, subject to a specified reduction. In addition, in June 2024, the Company entered into an additional license agreement with Lepu, under which we granted Lepu a non-exclusive, non-sublicensable, non-transferable license to validate and perform certain assays in the Lepu Territory for the sole purpose of analyzing clinical samples for patients treated with cretostimogene. Under the agreement, Lepu paid us a one-time license fee of $0.4 million. During the years ended December 31, 2024 and 2023, $1.0 million and less than $0.1 million in license and collaboration revenue, respectively, was recorded related to the Lepu License Agreement.

Kissei License Agreement

In March 2020, and as amended September 2022, we entered into a license and collaboration agreement (the Kissei License Agreement) with Kissei, under which we granted to Kissei an exclusive license to certain intellectual property rights in Bangladesh, Bhutan, Brunei, Cambodia, India, Indonesia, Japan, South Korea, Laos, Malaysia, Myanmar, Nepal, Pakistan, Palau, Philippines, Singapore, Sri Lanka, Taiwan, Thailand and Vietnam (the Kissei Territory), for Kissei to develop and commercialize, but not manufacture, cretostimogene in combination with DDM (the Licensed Product) for all uses in oncology. Kissei paid to us a one-time upfront payment of $10.0 million under the agreement. Kissei is obligated to pay development milestone payments of up to $33.0 million and commercial milestone payments of up to $67.0 million. We have also agreed to pay Kissei a royalty on net sales of Licensed Product outside the Kissei Territory and outside the Lepu Territory, including on any U.S. sales, in a low-single digit percentage, subject to certain capped reductions. We are entitled to receive a royalty on net sales of Licensed Product in the Kissei Territory in the mid-twenties percentage, subject to certain capped reductions and offset rights. We are obligated to supply and Kissei will exclusively purchase its clinical and commercial requirements of Licensed Product from us. During the years ended December 31, 2024 and 2023, we recorded $0.2 million and $0.2 million, respectively in license and collaboration revenue related to the Kissei License Agreement.

Components of Our Results of Operations

Revenue

Through December 31, 2024, we have recognized $26.1 million in license and collaboration revenue through our license and collaboration agreements. We have not generated any revenue from the sale of products, however, and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If our or our collaborators’ development efforts for cretostimogene and any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales, payments from existing or potential future collaboration or license agreements with third parties, or any combination thereof.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses such as salaries, stock- based compensation and benefits, for our personnel in executive, legal, finance and accounting, human resources and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters and professional fees paid for accounting, auditing, consulting and tax services, as well as facilities-related costs not otherwise included in R&D expenses and other costs such as insurance costs, marketing and travel expenses.

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

Other (Expense) Income, Net

Interest (Expense) Income, Net

Interest income, net, consists of interest income related to interest earned on our invested cash and cash equivalents and marketable securities balances and expenses related to our previously outstanding term debt. We expect our interest income will increase as we invest the cash received from the net proceeds from our public offerings.

Other (Expense) Income

Other (expense) income consists of miscellaneous items, such as debt extinguishment due to early payoff of loan and other items not related to our core operations.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Revenue:
License and collaboration revenue	$1,139	$204	$935
Operating expenses:
Research and development	82,102	45,752	36,350
General and administrative	33,703	9,901	23,802
Total operating expenses	115,805	55,653	60,152
Loss from operations	(114,666)	(55,449)	(59,217)
Other income (expense), net:
Interest income, net	26,624	6,904	19,720
Other income (expense), net	3	(62)	65
Total other income, net	26,627	6,842	19,785
Net loss and comprehensive loss	$(88,039)	$(48,607)	$(39,432)

License and Collaboration Revenue

License and collaboration revenue was $1.1 million for the year ended December 31, 2024 compared to $0.2 million for the year ended December 31, 2023. During the years ended December 31, 2024 and 2023, we recorded $1.0 million and less than $0.1 million, respectively, in license and collaboration revenue related to the Lepu License Agreement, as well as $0.2 million related to the Kissei License Agreement in both years.

Research and Development Expenses

The following table summarizes our R&D expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
External clinical trial expenses	$58,052	$31,543	$26,509
Personnel-related expenses	21,443	12,942	8,501
Other research and development	2,607	1,267	1,340
Total research and development expenses	$82,102	$45,752	$36,350

R&D expenses were $82.1 million for the year ended December 31, 2024 compared to $45.8 million for the year ended December 31, 2023. The increase of $36.4 million in R&D expenses for the year ended December 31, 2024 was primarily due to an increase of $26.5 million in external clinical trial expenses related to higher CRO fees as patient enrollment increased and higher CMC, as well as an increase of $8.5 million in compensation costs due to increased headcount, and higher facilities, fees and other related costs of $1.3 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Personnel-related expenses	$21,392	$5,542	$15,850
Professional and consultant fees	6,836	3,170	3,666
Other general and administrative	5,475	1,189	4,286
Total general and administrative expenses	$33,703	$9,901	$23,802

General and administrative expenses were $33.7 million for the year ended December 31, 2024 compared to $9.9 million for the year ended December 31, 2023. The increase of $23.8 million in general and administrative expenses for the year ended December 31, 2024 was primarily due to an increase in compensation costs of $14.9 million due to increased headcount, including a $6.9 million increase in stock-based compensation, as well as increased professional and consultant fees of $3.7 million related to legal, accounting and consulting fees, an increase in marketing-related costs of $2.3 million, and an increase in insurance costs of $1.4 million.

Other Income (Expense), Net

Other income, net, for the year ended December 31, 2024 was a net income of $26.6 million compared to a net income of $6.8 million for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, other income, net, primarily consisted of $26.6 million and $6.9 million, respectively, in interest income related to marketable securities balances. Marketable securities are higher as of December 31, 2024 due to proceeds from public offerings during the year ended December 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of cretostimogene and any future product candidates. To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock, as well as through previously outstanding term debt. Through December 31, 2024, we have received aggregate gross proceeds of $982.9 million from the sale of shares of our common stock through our public offerings and our redeemable convertible preferred stock. In addition, through December 31, 2024, we have recognized $26.1 million in license and collaboration revenue through our license and collaboration agreements. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $742.0 million. On January 29, 2024, we closed our initial public offering (IPO) of common stock for aggregate net proceeds of $399.6 million, after deducting discounts and commissions and other offering expenses. In December 2024, we closed a follow-on public offering of common stock for aggregated net proceeds of $223.1 million, after deducting discounts and commissions and other offering expenses.

In January 2021, we entered into a loan agreement with Silicon Valley Bank for a term loan in three tranches. As of December 31, 2024 and 2023, we repaid all outstanding principal and accrued and unpaid interest under the loan agreement and have no outstanding debt. See Note 13 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

Effects of Inflation

Inflation could affect us by increasing our cost of labor and R&D costs. We do not believe inflation has had a material effect on our business, financial condition or results of operations, or on our consolidated financial statements included elsewhere in this Annual Report.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our development of, seek regulatory approval for, and potentially commercialize cretostimogene and potentially seek to discover and develop additional product candidates, conduct our ongoing and planned clinical trials and preclinical studies, continue our R&D activities, utilize third parties to manufacture cretostimogene, hire additional personnel, engage in potential strategic transactions, expand and protect our intellectual property, and incur additional costs associated with being a public company

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses, and prepaid expenses. The timing and amount of our funding requirements will depend on many factors, including:

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
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•
costs associated with any products or technologies or businesses that we may in-license or acquire.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations into the first half of 2028. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

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

Material Cash Requirements for Known Contractual and Other Obligations

Leases

We have entered into various non-cancelable operating leases for our corporate office. The leases have varying terms expiring between 2026 and 2030. See Note 5 to our consolidated financial statements included elsewhere in this Annual Report for further details.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(78,713)	$(45,679)
Net cash used in investing activities	(300,764)	(121,195)
Net cash provided by (used in) financing activities	628,279	86,997
Net increase (decrease) in cash, cash equivalents and restricted cash	$248,802	$(79,877)

Operating Activities

During the year ended December 31, 2024, operating activities used $78.7 million of cash, primarily resulting from our net loss of $88.0 million and accretion of the discount on short-term investments of $5.0 million, partially offset by non-cash stock-based compensation charges of $11.4 million and net cash used in changes in our operating assets and liabilities of $2.9 million.

During the year ended December 31, 2023, operating activities used $45.7 million of cash, primarily resulting from our net loss of $48.6 million and accretion of the discount on short-term investments of $2.9 million, partially offset by net cash used in changes in our operating assets and liabilities of $3.4 million and non-cash stock-based compensation charges of $1.5 million.

Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $300.8 million, primarily due to purchases of marketable securities and proceeds from sales and maturities of short-term investments.

During the year ended December 31, 2023, net cash used in investing activities was $121.2 million, primarily due to purchases of marketable securities and proceeds from sales and maturities of short-term investments.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $628.3 million, consisting primarily of net proceeds from the IPO and follow-on public offering of $403.0 million and $223.1 million, respectively, net of issuance costs and deferred offering costs.

During the year ended December 31, 2023, net cash provided by financing activities was $87.0 million, consisting of net proceeds from the issuance of Series F redeemable convertible preferred stock of $104.6 million and the exercise of common stock options of $2.1 million, partially offset by the payments of the term loan of $16.3 million and the deferred offering costs of $3.4 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

R&D Expenses and Related Prepaid and Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our R&D expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our R&D expenses as of each balance sheet date based on facts and circumstances known to us at that time. The significant estimates in our R&D expenses include the costs incurred for services performed by our vendors in connection with services for which we have not yet been invoiced. We base our expenses related to R&D activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct R&D on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows.

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

Recently Issued Accounting Standards

A description of recently issued accounting standards that may potentially impact our financial position, results of operations and cash flows is included in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (i) irrevocably elect to opt out of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. We will continue to remain an emerging growth company until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a “smaller reporting company” as defined under Item 10(f)(1) of Regulation S-K of the Securities Act.

Item 8. Financial Statements and Supplementary Data.

CG ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CG Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CG Oncology, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Irvine, California

March 28, 2025

CG Oncology, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
Assets	2024	2023
Current assets:
Cash and cash equivalents	$257,068	$8,266
Marketable securities	484,930	179,408
Prepaid expenses and other current assets	11,431	6,358
Accounts receivable - other	781	92
Total current assets	754,210	194,124
Property and equipment, net	272	69
Operating lease right-of-use assets	221	422
Other assets	94	19
Deferred offering costs	—	4,667
Total assets	$754,797	$199,301
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,517	$3,242
Success fee liability, current portion	—	352
Operating lease liabilities, current portion	186	217
Accrued expenses and other current liabilities	14,665	10,443
Total current liabilities	21,368	14,254
Success fee liability, non-current	—	13
Operating lease liabilities, net of current portion	52	244
Total liabilities	21,420	14,511
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock:
Series A-1 redeemable convertible preferred stock, $0.0001 par value per share; zero and 5,075,000 shares authorized, issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; liquidation value of $0 and $3,570 as of December 31, 2024 and December 31, 2023, respectively	—	3,570
Series B redeemable convertible preferred stock, $0.0001 par value per share; zero and 11,973,000 shares authorized, issued and outstanding as of December 31, 2024 and December 31, 2023; liquidation value of $0 and $10,000 as of December 31, 2024 and December 31, 2023, respectively	—	10,000
Series C redeemable convertible preferred stock, $0.0001 par value per share; zero and 73,598,283 shares authorized, issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; liquidation value of $0 and $22,000 as of December 31, 2024 and December 31, 2023, respectively	—	22,000
Series D redeemable convertible preferred stock, $0.0001 par value per share; zero and 53,271,754 shares authorized, issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; liquidation value of $0 and $47,300 as of December 31, 2024 and December 31, 2023, respectively	—	47,300
Series E redeemable convertible preferred stock, $0.0001 par value per share; zero and 112,422,700 shares authorized, issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; liquidation value of $0 and $120,000 as of December 31, 2024 and December 31, 2023, respectively	—	120,000
Series F redeemable convertible preferred stock, $0.0001 par value per share; zero and 81,587,937 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; liquidation value of zero and $105,020 as of December 31, 2024 and December 31, 2023, respectively	—	105,020
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 700,000,000 and 493,530,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 76,154,783 and 5,222,283 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	8	—
Additional paid-in capital	951,350	6,842
Accumulated deficit	(217,981)	(129,942)
Total stockholders' equity (deficit)	733,377	(123,100)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$754,797	$199,301

The accompanying notes are an integral part of these consolidated financial statements.

CG Oncology, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenues
License and collaboration revenue	$1,139	$204
Operating expenses
Research and development	82,102	45,752
General and administrative	33,703	9,901
Total operating expenses	115,805	55,653
Loss from operations	(114,666)	(55,449)
Other income (expense), net:
Interest income, net	26,624	6,904
Other income (expense), net	3	(62)
Total other income, net	26,627	6,842
Net loss and comprehensive loss	$(88,039)	$(48,607)
Deemed dividend on redeemable convertible preferred stock issuances	—	(410)
Cumulative redeemable convertible preferred stock dividends	—	(18,781)
Net loss attributable to common stockholders	$(88,039)	$(67,798)
Net loss per share, basic and diluted	$(1.41)	$(15.65)
Weighted average shares of common stock outstanding, basic and diluted	62,496,725	4,330,933

The accompanying notes are an integral part of these consolidated financial statements.

CG Oncology, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

	Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series E Redeemable Convertible Preferred Stock		Series F Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000	—	$—	3,842,694	$—	$3,642	$(81,335)	$(77,693)
Issuance of Series F redeemable convertible preferred stock (inclusive of deemed dividend of $410 to accrete to redemption value)	—	—	—	—	—	—	—	—	—	—	81,587,937	105,020	-	$—	$(410)	$—	$(410)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,379,589	—	2,082	—	2,082
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,528	—	1,528
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48,607)	(48,607)
Balance as of December 31, 2023	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000	81,587,937	$105,020	5,222,283	$—	$6,842	$(129,942)	$(123,100)

Conversion of redeemable convertible preferred stock	(5,075,000)	(3,570)	(11,973,000)	(10,000)	(73,598,283)	(22,000)	(53,271,754)	(47,300)	(112,422,700)	(120,000)	(81,587,937)	(105,020)	38,413,909	4	307,886	—	307,890
Issuance of common stock in connection with an initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	23,000,000	3	399,562	—	399,565
Issuance of common stock in connection with a public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	8,500,000	1	223,059	—	223,060
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,018,591	—	2,599	—	2,599
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,402	—	11,402
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(88,039)	(88,039)
Balance as of December 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	76,154,783	$8	$951,350	$(217,981)	$733,377

The accompanying notes are an integral part of these financial statements.

CG Oncology, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Operating Activities
Net loss	$(88,039)	$(48,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	17
Amortization of loan fees	—	3
Final payment amortization and loss on debt extinguishment	—	767
Success fee amortization	—	37
Stock-based compensation expense	11,402	1,528
Accretion of discount on short-term investments	(4,992)	(2,875)
Non-cash lease expense	(22)	12
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,073)	(2,723)
Accounts receivable - other	(689)	—
Other assets	(75)	13
Accounts payable	3,275	2,012
Accrued expenses and other current liabilities	5,468	4,137
Net cash used in operating activities	(78,713)	(45,679)
Investing Activities
Proceeds from sales and maturities of short-term investments	745,412	396,416
Purchases of short-term investments	(1,045,942)	(517,611)
Purchases of property and equipment	(234)	—
Net cash used in investing activities	(300,764)	(121,195)
Financing Activities
Proceeds from initial public offering, net of issuance costs	406,410	—
Proceeds from follow-on public offering, net of issuance costs	223,059	—
Proceeds from issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	104,627
Payments of success fee or long-term debt	(365)	(16,291)
Proceeds from exercise of common stock options and issuance of common stock under the employee stock purchase plan	2,599	2,082
Deferred offering costs	(3,424)	(3,421)
Net cash provided by financing activities	628,279	86,997
Net increase (decrease) in cash and cash equivalents	248,802	(79,877)
Cash and cash equivalents at beginning of period	8,266	88,143
Cash and cash equivalents at end of period	$257,068	$8,266
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$376
Cash paid for taxes	$—	$—
Supplemental Schedule of Non-cash Investing and Financing Activities:
Reclassification of 38,413,909 redeemable convertible preferred stock to 38,413,909 shares of common stock	$307,890	$—
Conversion of deferred offering costs	$6,845	$—
Deferred offering costs, unpaid and accrued	$—	$1,246
Operating lease right-of-use asset obtained in exchange for lease liabilities	$—	$221

The accompanying notes are an integral part of these consolidated financial statements.

CG Oncology, Inc.

Notes to Consolidated Financial Statements

1.
Description of Business and Basis of Presentation

Description of Business

CG Oncology, Inc. (the Company) is a late-stage clinical biopharmaceutical company focused on developing and commercializing its product candidate, cretostimogene grenadenorepvec, for patients with bladder cancer. The Company is at a clinical stage and does not project to generate significant revenues if and until the U.S. FDA approves its product candidate, cretostimogene, and the Company is able to commercialize this product candidate.

On January 11, 2024, the Company’s board of directors approved a 1-for-9.535 reverse stock split of its issued and outstanding common stock and stock option awards which was effected on January 16, 2024. All issued and outstanding shares of common stock, stock option awards and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split. The conversion ratios for each series of the Company's redeemable convertible preferred stock and the shares of common stock underlying outstanding stock options and other equity instruments were all proportionately adjusted, as needed.

On January 29, 2024, the Company completed the closing of its IPO of 20,000,000 common shares at a price of $19.00 per share. Additionally, the underwriters exercised their option to purchase an additional 3,000,000 at a price of $19.00 per share. The common shares began trading on the Nasdaq Global Market on January 25, 2024, under the symbol “CGON”. The Company received net proceeds of $399.6 million, after deducting discounts and commissions and other offering expenses. In addition, as a result of its IPO, the Company’s redeemable convertible preferred stock converted into common stock concurrently with the IPO. In December 2024, we completed a follow-on offering of 8,500,000 common shares at a price of $28.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 1,200,000 shares of common stock. We received net proceeds of $223.1 million, after deducting discounts, commissions and other offering expenses.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).

Liquidity and Management’s Plans

As of December 31, 2024, the Company had approximately $742.0 million of cash, cash equivalents and marketable securities and working capital of approximately $732.8 million. The revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of December 31, 2024, the Company had an accumulated deficit of $218.0 million. During the year ended December 31, 2024, the Company incurred a net loss of $88.0 million and negative cash flows from operations of $78.7 million. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval and gains market acceptance of cretostimogene and achieves a level of revenues adequate to support the Company’s operations.

From inception to December 31, 2024, the Company has funded its operations primarily with proceeds from the sale of common shares from its public offerings, redeemable convertible preferred stock, and previously outstanding term debt. The Company believes that its current capital resources, which consist of cash, cash equivalents and marketable securities, will be sufficient to fund operations through at least the next twelve months from the date the accompanying consolidated financial statements are issued based on its expected cash needs. As the Company continues to pursue its business plan, it expects to finance its operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce its scope of operations to reduce the current rate of spending through actions such as reductions in staff and the need to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures in the accompanying notes. The Company bases its estimates, assumptions and judgments on historical experience when available and on various factors that it believes to be reasonable under the circumstances as of the date of the accompanying consolidated financial statements including stock-based compensation expense, accrued research and development expenses, lease accounting, and the recoverability of the Company’s net deferred tax assets and related valuation allowance. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements under different assumptions or conditions.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments and instruments with original maturities of 90 days or less that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents consisted primarily of demand deposit accounts, insurance deposits and short-term U.S. Treasury money market funds as of December 31, 2024 and 2023. Marketable securities represent fixed income securities which consists of U.S. Treasury bills with maturities greater than 90 days.

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

Comprehensive Loss

There were no differences between net loss and comprehensive loss presented in the statements of operations for the years ended December 31, 2024 and 2023.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and operating lease right-of-use assets, for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company recognized no impairment losses for the years ended December 31, 2024 and 2023.

Deferred Offering Costs

The Company capitalizes as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s IPO. The deferred offering costs was offset against the IPO proceeds upon the consummation of an offering. As of December 31, 2024 and 2023, respectively, the Company had zero and $4.7 million in deferred offering costs, of which $0.2 million were in accounts payable and $1.0 million were in accrued expenses.

Leases

Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the Commencement Date) based on the present value of lease payments over the lease term. At the inception of a contract, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present. The Company had no finance leases as of December 31, 2024 and 2023.

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

Revenue Recognition

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

Stock-Based Compensation

The Company periodically grants equity-based payment awards in the form of stock options to employees, directors and non-employees and records stock-based compensation expenses for awards of stock-based payments based on their estimated fair value at the grant date. The Company recognizes stock-based compensation expense for all equity-based payments, including stock options. Stock-based compensation costs are calculated based on the estimated fair value of the underlying option using the Black-Scholes option pricing model on the date of grant for stock options and are recognized as expense in the accompanying statement of operations and comprehensive loss on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related input assumptions requires judgment, including estimating the fair value of the Company’s common stock, stock price volatility, and expected term. For any performance-based awards, the Company assesses the probability of the likelihood of achievement and recognizes the related expense accordingly.

The Company recognizes forfeitures related to stock-based compensation awards as they occur.

The Company classifies stock-based compensation expense in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740). ASC 740 requires the use of the asset and liability method of accounting for income taxes. The current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities and expected future tax consequences of events that have been included in the consolidated financial statements or tax returns using enacted tax rates in effect for the year in which the differences are expected to reverse. Under this method, a valuation allowance is used to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Management annually evaluates the recoverability of deferred taxes and the adequacy of the valuation allowance. See Note 12 for additional information.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the IRS and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

The Company follows the accounting guidance on accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

Classification of Redeemable Convertible Preferred Stock

Classification of the Company’s Series A-1, B, C, D, E and F redeemable convertible preferred stock is being treated as mezzanine equity and not as part of stockholders’ deficit because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company and would require the redemption of the then-outstanding redeemable convertible preferred stock. In addition, all of the Company’s redeemable convertible preferred stock are redeemable with the passage of time on or after July 28, 2028, by class and if requested by a requisite majority of each class. See Note 7 for additional information, including the conversion of all redeemable convertible preferred stock as of December 31, 2024.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. The Company views its operations and manages its business as one operating segment. All of the Company’s assets are located in the United States. See Note 7 for additional information.

Recently Issued Accounting Standards

Accounting standards not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). The guidance includes the requirements that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, the title and position of the chief operating decision maker, and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the guidance and all existing segment disclosures in ASC 280, Segment Reporting. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard for the year ended December 31, 2024 and applied the amendments retrospectively to all periods presented in the consolidated financial statements. See our segments disclosure in Note 7 for further detail.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes the requirement that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received) and requires that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Lastly, the guidance eliminates the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact that this guidance may have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Comprehensive Income - Expense Disaggregation Disclosures , which will improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative, and research and development. The amendments are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available. The amendments should be applied on either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

3.
Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2024 and 2023 in accordance with the ASC 820, Fair Value Measurement (ASC 820) hierarchy (in thousands):

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$256,204	$—	$—	$256,204
Marketable securities	$—	$484,930	$—	$484,930

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$8,240	$—	$—	$8,240
Marketable securities	$—	$179,408	$—	$179,408

Liabilities
Success fee liability	$—	$—	$365	$365

The Company’s cash equivalents represent deposits in a short-term U.S. Treasury money market fund quoted in an active market and were classified as a Level 1 fair value measurement. Marketable securities represent fixed income securities (U.S. treasury bills) with original maturities greater than 90 days and were classified as a level 2 fair value measurement.

The success fee liability associated with the Loan and Security Agreement (the Loan Agreement) the Company entered into in January 2021 was classified as a Level 3 fair value measurement, due to the use of unobservable inputs. See Note 13 for additional information on the Loan Agreement and success fee.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2024 and 2023, however, subsequent to December 31, 2024, the Company committed approximately $25 million of its cash equivalents to long-term use.

4.
Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
External research and development expenses	$7,181	$6,164
Personnel-related expenses	5,793	2,822
Professional fees	1,255	341
Deferred offering costs	—	1,017
Other	436	99
Total accrued expenses and other current liabilities	$14,665	$10,443

5.
Commitments and Contingencies

Operating Leases

On January 1, 2019, the Company adopted ASC 842, Leases. As of December 31, 2024 and 2023, the Company had two operating leases, in which the Company is the lessee for office space. As of December 31, 2024, the lease terms were through 2025 and 2026. The Company had no finance leases as of December 31, 2024 and 2023.

The components of lease expense for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Lease cost
Operating lease cost	$228	$232
Total lease cost	$228	$232
Other information
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$—	$221
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$223	$219
Weighted-average remaining lease term	1.20	2.11
Weighted-average discount rate	1.63%	1.63%

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$187
2026	52
Total lease payment	239
Less: amount representing imputed interest	(1)
Total future minimum lease obligations	$238

Legal Proceedings

A liability for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated.

On March 4, 2024, a complaint was filed against the Company in the Superior Court of the State of Delaware by ANI Pharmaceuticals, Inc. seeking a declaratory judgement that an assignment and technology transfer agreement between the Company and ANI, dated November 15, 2010, obligates the Company to pay ANI a royalty on certain “net sales” of cretostimogene. The court set a trial date for July 21, 2025. The Company disputes the allegations and is vigorously defending the matter.

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of the Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of December 31, 2024 and 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

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

For the years ended December 31, 2024 and 2023, $1.0 million and less than $0.1 million in collaboration and license fee revenue were recorded.

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

During the years ended December 31, 2024 and 2023, the Company recorded $0.2 million in development income related to the Kissei License Agreement.

7.
Segment Disclosures

The Company operates as a single operating segment. The Company's chief operating decision maker (CODM) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income (loss) to assess financial performance and allocate resources. The CODM does not review assets in evaluating the results of the single segment and therefore, such information is not presented.

The following table presents selected financial information with respect to the Company's single operating segment for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Revenue	$1,139	$204
Less:
Research and development
Clinical and manufacturing	66,462	35,966
Other research and development(1)	15,640	9,786
Total research and development	82,102	45,752
General and administrative	33,703	9,901
Total operating expenses	115,805	55,653
Loss from operations	(114,666)	(55,449)
Other income, net	26,627	6,842
Net loss	$(88,039)	$(48,607)
(1) Other research and development consists of indirect costs incurred for the benefit of the research and development efforts, including certain personnel, supply chain, and quality assurance.

8.
Redeemable Convertible Preferred Stock

As of December 31, 2024, the Company has no outstanding redeemable convertible preferred stock as all redeemable convertible preferred stock converted into common stock concurrently with the IPO in January 2024.

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

After payment of the full amount of any dividends to holders of redeemable convertible preferred stock, any additional dividends shall be distributed among all holders of common stock and all holders of redeemable convertible preferred stock in proportion to the number of shares of common stock which would be held by each such holder if all such shares of redeemable convertible preferred stock were converted to common stock at the then-effective applicable conversion rate. The Company has not declared or paid any dividends for the years ended December 31, 2024 and 2023.

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

9.
Common Stock

The Company is authorized to issue up to 700,000,000 and 493,530,000 shares of common stock as of December 31, 2024 and 2023, respectively, of which 76,154,783 and 5,222,283 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.

Voting, dividend and liquidation rights of the holders of the common stock as of December 31, 2023 are subject to and qualified by the rights, preferences and privileges of the holders of the redeemable convertible preferred stock.

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

Reserved Shares

As of December 31, 2024, the Company reserved the following shares of common stock for issuance upon conversion of the outstanding redeemable convertible preferred stock and exercise of stock options:

December 31,
2024
Stock options outstanding	6,574,580
Reserved for future stock option issuances	6,222,990
Reserved for future ESPP issuances	783,096
Total	13,580,666

10.
Stock-Based Compensation

In 2015, the Company established the 2015 Plan, under which the Company may grant options and restricted stock to its employees and certain non-employees. As of December 31, 2024, there were 921,231 shares of common stock subject to outstanding awards under the 2015 Plan. In 2022, the Company established the 2022 Plan, under which the Company may grant options, restricted stock units, restricted stock, stock appreciation rights, dividend equivalents and other stock and cash-based awards to its employees and certain non-employees. As of December 31, 2024, there were 3,356,572 shares of common stock subject to outstanding awards under the 2022 Plan.

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Equity Incentive Plan (the 2024 Plan), which became effective on the date immediately preceding the date on which the Company’s registration statement with respect to its IPO was declared effective by the SEC. The 2024 Plan replaced the 2022 Plan, as the Company’s board of directors has determined to not make additional grants under the 2022 Plan following the closing of the offering. However, the 2015 and 2022 Plan will continue to govern outstanding equity awards granted under the 2015 and 2022 Plans. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan is (1) 8,246,565 shares, plus (2) any shares subject to outstanding awards under the 2015 Plan and 2022 Plan as of the effective date of the 2024 Plan that become available for issuance under the 2024 Plan thereafter in accordance with its terms. As of December 31, 2024, there were 2,296,777 shares of common stock subject to outstanding awards and 6,222,985 shares of common stock remaining and available for issuance under the 2024 Plan.

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

Stock Options

The following table provides the assumptions used in determining the fair value of option awards for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Expected volatility	77.34% - 84.50%	81.6%
Risk-free interest rate	3.46% - 4.62%	3.58% - 4.77%
Expected dividend yield	0%	0%
Expected term (in years)	6.0 - 6.1	6.0

The weighted-average grant-date fair value of the options granted was $22.53 and $4.27 per share for the years ended December 31, 2024 and 2023, respectively. The fair value of shares vested during the years ended December 31, 2024 and 2023 was $5.90 and $2.41 per share, respectively. The fair value of shares exercised during the years ended December 31, 2024 and 2023 was $2.16 and $1.43 per share, respectively.

The following table summarizes stock option activity for the year ended December 31, 2024 (in thousands, except share and per share amounts):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Balance at December 31, 2023	5,532,871	$4.12	8.55	$40,290
Granted	2,310,258	$32.17
Exercised	(989,445)	$2.16
Forfeited/Expired	(279,104)	$6.06
Balance at December 31, 2024	6,574,580	$14.19	8.20	$108,155
Vested and expected to vest at December 31, 2024	6,574,580	$14.19	8.20	$108,155
Exercisable at December 31, 2024	2,069,984	$4.56	6.61	$50,494

The Company has recorded stock-based compensation expense related to stock options of $9.5 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively. The Company had an aggregate $55.4 million of gross unrecognized stock-based compensation expense as of December 31, 2024 remaining to be amortized over a weighted-average period of 3.35 years.

Stock-based compensation expense related to stock options recorded in the accompanying statements of operations for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Research and development	$3,736	$795
General and administrative	7,666	733
Total stock-based compensation expense	$11,402	$1,528

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

11.
Employee Stock Purchase Plan

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Employee Stock Purchase Plan (the ESPP), which became effective on the date on which the Company’s registration statement with respect to its IPO was declared effective by the SEC. The number of shares initially available for issuance pursuant to the ESPP is 812,242 shares. The ESPP provides for the sale of the Company's common stock to eligible employees at 85% of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant date of purchase, whichever is lower. Payroll deductions are limited to 15% of the employee’s eligible compensation, subject to IRS limits. In addition, employees may not buy more than 100,000 shares during any purchase period or offering period. There were 29,146 shares purchased under the ESPP during the year ended December 31, 2024. As of December 31, 2024, there were approximately 0.8 million shares available for issuance under the ESPP.

The Company recorded stock-based compensation expense under the ESPP of approximately $1.9 million for the year ended December 31, 2024. As of December 31, 2024, the Company had $2.7 million of gross unrecognized stock-based compensation expense under the ESPP to be recognized over a weighted average period of 1.18 years.

12.
Income Taxes

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate was as follows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Income tax computed at federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	(0.00)	(0.00)
Permanent differences	(0.62)	(0.64)
Stock-based compensation	6.18	(0.20)
Research and development credit	2.64	2.97
Other	0.27	0.59
Valuation allowance	(29.47)	(23.72)
Effective income tax rate	0.00%	(0.00%)

The Company’s deferred tax assets as of December 31, 2024 and 2023, consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$34,612	$18,015
R&D credit	6,946	4,756
Foreign tax credit	425	424
Operating lease liabilities	50	97
Section 174	12,536	6,998
Other	1,884	266
Total gross deferred tax assets	56,453	30,556
Deferred tax liabilities:
Operating lease right-of-use assets	(46)	(89)
Other	(5)	(10)
Total gross deferred tax liabilities	(51)	(99)
Net deferred tax assets	56,402	30,457
Valuation allowance	(56,402)	(30,457)
Net deferred tax asset	$—	$—

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2024, the valuation allowance for deferred tax assets increased by $25.9 million. This increase was primarily related to the establishment of a valuation allowance against additional net operating loss (NOL), Section 174 capitalized research and experimental (R&E) costs and research credits generated in the current year.

As of December 31, 2024, the Company calculated $166.4 million and $0.2 million of federal and state NOL carryforwards, respectively. Of the $166.4 million in federal NOL carryforwards, $154.2 million is not subject to expiration and the other $12.3 million begin to expire in 2030. The state NOL carryforwards begin to expire in 2040. In addition, as of December 31, 2024, the Company had $7.7 million of federal research and development (R&D) credit carryovers which begin to expire in 2030 and $1.4 million of California credit carryovers, which can be carried forward indefinitely. There is also $0.1 million of Texas credit generated in 2024 that can be carried forward for twenty years. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of the Company’s NOL carryforwards and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (Section 382) as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public companies in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. The Company believes one or more of these financings resulted in an ownership change as defined by Section 382, and consequently the Company’s utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.

As of December 31, 2024 and 2023, the Company recorded $1.4 million and $1.0 million unrecognized tax benefits, respectively. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income. For the years ended December 31, 2024 and 2023, no estimated interest or penalties were recognized on uncertain tax positions, and as of December 31, 2024 the Company has not incurred any material interest or penalties as of the current reporting date with respect to income tax matters.

The following reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2024	2023

Beginning balance of unrecognized tax benefits	$1,000	$691
Additions for prior year tax positions	(12)	53
Additions for current year tax positions	409	256
Ending balance of unrecognized tax benefits	$1,397	$1,000

None of the unrecognized tax benefits, if recognized, would impact the annual effective tax rate, due to the valuation allowance. The Company’s unrecognized tax benefits are recorded as a reduction in deferred tax assets. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax benefits within the next 12 months.

Tax Cuts and Jobs Act’s (TCJA) amendment to Section 174 required R&E expenditures to be capitalized in the year the amounts are incurred for amounts paid in tax years starting after December 31, 2021. The capitalized amounts are then amortized over a period of five years, if the research is performed within the U.S., or 15 years, with respect to non-U.S. based research. The amended statute specifies that amortization will begin with the midpoint of the taxable year in which expenses are paid or incurred, creating a significant first year impact.

13.
Debt

SVB Term Loan

In January 2021, the Company entered into the Loan Agreement with SVB for a term loan in three tranches. The Company drew down Tranche A funds in January 2021 for an original principal amount of $5.0 million, in increments of $2.5 million each. The Company drew down Tranche B funds in December 2021 for an original principal amount of $10.0 million, in increments of $5.0 million each, following the achievement of certain milestones. The Tranche C funds, for which the original principal amounts were not to exceed $5.0 million, in increments of $2.5 million each, were not drawn upon in 2021 or in 2022 and were only available on the achievement of certain milestones. In addition, at any time during the term of the Loan Agreement, the Company may request that SVB make one additional term loan available to the Company in an original principal amount equal to $10.0 million. SVB, in its sole and absolute discretion, may grant or deny any such request from the Company for this term loan.

In connection with the Loan Agreement, the Company entered into a Success Fee Agreement (the Success Fee Agreement) with SVB in January 2021. In accordance with the Success Fee Agreement, the Company agreed to pay to SVB an amount equal to (a) the quotient of (i) the aggregate original principal amount of all Term Loan Advances made by SVB to the Company divided by (ii) $5 million, multiplied by (b) $125,000 (the Success Fee), upon the closing of a success fee event (the Success Fee Event) and, in the event of an IPO, within five business days of closing such IPO. The Success Fee Event means the earliest to occur of any one of the following after January 8, 2021: (a) any sale, license, transfer or other disposition of all or substantially all of the assets of the Company or any of its subsidiaries; or (b) any reorganization, consolidation, or merger of the Company (or a subsidiary, but only if such subsidiary is a successor-in-interest to the Company’s business) where the holders of the Company’s securities (or such subsidiary’s securities) before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction, or (c) an IPO by the Company or such subsidiary of its capital stock. The Company’s obligation to pay SVB the Success Fee terminates on January 8, 2031.

The Company had the option to prepay all, but not less than all, of the Term Loan Advances advanced by SVB under the Loan Agreement, provided the Company delivers written notice to SVB of its election to prepay such Term Loan Advances at least thirty days prior to such prepayment and pays, on the date of such prepayment, all outstanding principal due in connection with the Term Loan Advances, plus accrued and unpaid interest thereon, a prepayment fee (the Prepayment Fee), the Final Payment, and all other sums, if any, that have become due and payable in connection with the Term Loan Advances.

On May 12, 2023, the Company repaid all outstanding principal and accrued and unpaid interest on the Term Loan Advances under the Loan Agreement and all other outstanding obligations with respect to the Term Loan Advances under the Loan Agreement and made the Final Payment. On March 5, 2024, the Company paid $0.4 million for the success fee under the Success Fee Agreement. As of December 31, 2024, the Company has no outstanding obligations in connection with the Loan Agreement with SVB.

14.
Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss and comprehensive loss	$(88,039)	$(48,607)
Deemed dividend on redeemable convertible preferred stock issuances	—	(410)
Cumulative redeemable convertible preferred stock dividends	—	(18,781)
Net loss attributable to common stockholders	$(88,039)	$(67,798)
Denominator:
Weighted-average common shares outstanding, basic and diluted	62,496,725	4,330,933
Net loss per share attributable to common stockholders, basic and diluted	$(1.41)	$(15.65)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	December 31,
	2024	2023
Conversion of redeemable convertible preferred stock	-	38,413,913
Stock options outstanding	6,574,580	5,532,871
Total	6,574,580	43,946,784

15.
Related Parties

In 2023, the Company entered into an agreement with an outside consulting firm for the provision of interim Chief Financial Officer (CFO) services. The Company paid the consulting firm for the provision of the interim CFO services rendered less than $0.1 million and $0.4 million, respectively for services rendered for the years ended December 31, 2024 and 2023.

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

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

As of December 31, 2024, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarter ended December 31, 2024, an entity affiliated with one of our directors terminated a trading plan for the orderly disposition of the Company’s securities as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Expiration Date
Charming Jade Limited*	Termination(3)	December 13, 2024	X		1,266,814	The earlier to occur of (i) June 11, 2025, and (ii) the execution of all instructions provided in the plan

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3) Represents the termination of a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on September 13, 2024.

* Charming Jade Limited is a wholly owned subsidiary of ORI Healthcare Fund II, L.P. ORI Capital II Inc. is the general partner of ORI Healthcare Fund II, L.P. and a wholly owned subsidiary of ORI Holding II Inc. Each of ORI Capital Holding Inc. and ORI Holding II Inc. is a wholly owned subsidiary of Healthcare Seed Limited. Ms. Hong Fang Song, who serves on our Board of Directors, is the sole owner of Healthcare Seed Limited.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (other than as set forth below) will be contained in our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Conduct and Ethics is available on the Corporate Governance section of our website at ir.cgooncology.com. If we make any substantive amendments to the Code of Conduct and Ethics or grants any waiver from a provision of the Code of Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Non-Employee Director Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “The Board of Directors and Certain Governance Matters,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.
Financial Statements.

See “Index to Consolidated Financial Statements” under Part II, Item 8 to this Annual Report on Form 10-K.

2.
Finance Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.
Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report and is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	S-1/A	01/18/24	3.3
3.2	Amended and Restated Bylaws	S-1	01/02/24	3.4
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	01/18/24	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 28, 2023, as amended, by and among the Registrant and certain of its stockholders	S-1/A	01/18/24	4.2
4.3	Description of Registered Securities	10-K	03/26/24	4.3
10.1#	CG Oncology, Inc. 2015 Equity Incentive Plan, as amended, and form of stock grant agreement and form of stock option agreement thereunder	S-8	01/26/24	10.1
10.2#	CG Oncology, Inc. 2022 Incentive Award Plan and form of stock option agreement, form of stock option agreement (early exercise) and form of restricted stock unit agreement thereunder	S-8	01/26/24	10.2
10.3#	CG Oncology, Inc. 2024 Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	S-8	01/26/24	10.3
10.4#	CG Oncology, Inc. 2024 Employee Stock Purchase Plan	S-8	01/26/24	10.4
10.5#	Amended and Restated Non-Employee Director Compensation Program				X
10.6†	Development and License Agreement, dated March 11, 2019, between the Lepu Biotech Co., Ltd. and the Registrant	S-1	01/02/24	10.6
10.7†	License and Collaboration Agreement, dated March 26, 2020, between Kissei Pharmaceutical Co., Ltd. and the Registrant	S-1	01/02/24	10.7
10.8†	First Amendment to the License and Collaboration Agreement, dated September 15, 2022, between Kissei Pharmaceutical Co., Ltd. and the Registrant	S-1	01/02/24	10.8
10.9#	Form of Indemnification Agreement for Directors and Officers	S-1	01/02/24	10.9
10.10#	Annual Bonus Plan	S-1	01/02/24	10.11
10.11#	Amended and Restated Employment Agreement, effective January 9, 2025, between Arthur Kuan and the Registrant				X
10.12#	Amended and Restated Employment Agreement, effective January 9, 2025, between Ambaw Bellete and the Registrant				X
10.13#	Amended and Restated Employment Agreement, effective January 9, 2025, between Vijay Kasturi and the Registrant				X
10.14#	Amended and Restated Employment Agreement, effective January 9, 2025, between Corleen Roche and the Registrant				X

10.15#	Amended and Restated Employment Agreement, effective January 9, 2025, between Joshua F. Patterson and the Registrant				X
19.1	Insider Trading Policy				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (see signature page)				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97#	Policy for the Recovery of Erroneously Awarded Compensation	S-1	01/02/24	10.10
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101				X

# Indicates management contract or compensatory plan.

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

CG ONCOLOGY, INC.

/s/ Arthur Kuan
Arthur Kuan Chairman and Chief Executive Officer

Date: March 28, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arthur Kuan and Corleen Roche, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Arthur Kuan	Chairman and Chief Executive Officer	March 28, 2025
Arthur Kuan	(principal executive officer)

/s/ Corleen Roche	Chief Financial Officer	March 28, 2025
Corleen Roche	(principal financial and accounting officer)

/s/ Susan Graf	Director	March 28, 2025
Susan Graf

/s/ Brian Liu, M.D.	Director	March 28, 2025
Brian Liu, M.D.

/s/ James J. Mulé, IPh.D.	Director	March 28, 2025
James J. Mulé, IPh.D.

/s/ Leonard Post, Ph.D.	Director	March 28, 2025
Leonard Post, Ph.D.

/s Simone Song	Director	March 28, 2025
Simone Song

/s/ Victor Tong, Jr.	Director	March 28, 2025
Victor Tong, Jr.