Form 10-Q
period 2025-06-30
CG Oncology, Inc.
filed 2025-08-08
CIK 1991792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 76,247,581 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CG ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$14,624	$257,068
Marketable securities	646,428	484,930
Prepaid expenses and other current assets	11,416	11,431
Accounts receivable - other	562	781
Total current assets	673,030	754,210
Property and equipment, net	253	272
Note receivable, net	26,675	—
Operating lease right-of-use assets	965	221
Other assets	522	94
Total assets	$701,445	$754,797
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,125	$6,517
Operating lease liabilities, current portion	288	186
Accrued expenses and other current liabilities	22,968	14,665
Total current liabilities	30,381	21,368
Operating lease liabilities, net of current portion	706	52
Total liabilities	31,087	21,420
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 700,000,000 and 700,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 76,231,859 and 76,154,783 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	964,209	951,350
Accumulated deficit	(293,859)	(217,981)
Total stockholders' equity	670,358	733,377
Total liabilities and stockholders' equity	$701,445	$754,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
License and collaboration revenue	$—	$111	$52	$640
Operating expenses
Research and development	31,331	18,470	58,799	35,680
General and administrative	17,410	7,494	32,198	13,282
Total operating expenses	48,741	25,964	90,997	48,962
Loss from operations	(48,741)	(25,853)	(90,945)	(48,322)
Other income (expense), net:
Interest income, net	7,319	6,943	15,066	12,487
Other (expense) income, net	(4)	8	1	(1)
Total other income, net	7,315	6,951	15,067	12,486
Net loss and comprehensive loss	$(41,426)	$(18,902)	$(75,878)	$(35,836)
Net loss per share, basic and diluted	$(0.54)	$(0.28)	$(1.00)	$(0.63)
Weighted average shares of common stock outstanding, basic and diluted	76,226,829	66,649,443	76,207,333	56,857,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series E Redeemable Convertible Preferred Stock		Series F Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000	81,587,937	$105,020	5,222,283	$—	$6,842	$(129,942)	$(123,100)
Conversion of redeemable convertible preferred stock	(5,075,000)	(3,570)	(11,973,000)	(10,000)	(73,598,283)	(22,000)	(53,271,754)	(47,300)	(112,422,700)	(120,000)	(81,587,937)	(105,020)	38,413,909	4	307,886	—	307,890
Issuance of common stock in connection with an initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	23,000,000	3	399,562	—	399,565
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	60	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,517	—	1,517
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,934)	(16,934)
Balance as of March 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	66,636,252	$7	$715,807	$(146,876)	$568,938
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	23,600	—	77	—	77
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,246	—	2,246
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,902)	(18,902)
Balance as of June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	66,659,852	$7	$718,130	$(165,778)	$552,359

Balance as of December 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	76,154,783	$8	$951,350	$(217,981)	$733,377
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	66,506	—	682	—	682
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,151	—	5,151
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(34,452)	(34,452)
Balance as of March 31, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	76,221,289	$8	$957,183	$(252,433)	$704,758
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	10,570	—	19	—	19
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,007	—	7,007
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(41,426)	(41,426)
Balance as of June 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	76,231,859	$8	$964,209	$(293,859)	$670,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(75,878)	$(35,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180	11
Stock-based compensation expense	12,158	3,763
Accretion of discount on short-term investments	(2,166)	(4,665)
Non-cash interest income	(675)	—
Non-cash lease expense	13	(13)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	15	(4,444)
Accounts receivable - other	219	(90)
Other assets	(13)	(34)
Accounts payable	608	1,249
Accrued expenses and other current liabilities	8,303	(2,073)
Net cash used in operating activities	(57,236)	(42,132)
Investing Activities
Proceeds from sales and maturities of short-term investments	370,520	315,991
Purchases of short-term investments	(529,852)	(659,639)
Issuance of note receivable	(26,000)	—
Purchases of property and equipment	(30)	(26)
Net cash used in investing activities	(185,362)	(343,674)
Financing Activities
Proceeds from initial public offering, net of issuance costs	—	406,410
Payments of success fee or long-term debt	—	(365)
Proceeds from exercise of common stock options and issuance of common stock under the employee stock purchase plan	701	77
Deferred offering costs	(547)	(3,424)
Net cash provided by financing activities	154	402,698
Net (decrease) increase in cash and cash equivalents	(242,444)	16,892
Cash and cash equivalents at beginning of period	257,068	8,266
Cash and cash equivalents at end of period	$14,624	$25,158

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$11	$—
Supplemental Schedule of Non-cash Investing and Financing Activities:
Reclassification of 38,413,909 redeemable convertible preferred stock to 38,413,909 shares of common stock	$—	$307,890
Conversion of deferred offering costs	$—	$6,845
Operating lease right-of-use asset obtained in exchange for lease liabilities	$859	$—

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

In February 2025, the Company's wholly owned subsidiary, SafeGuard Healthcare, LLC, established a note receivable with a principal amount of $26.0 million through a convertible promissory note (Note) from SP Healthcare SPV I, LLC (the SPV). The SPV used the proceeds from the Note to make an investment in Biovire, Inc. for the purpose of Biovire acquiring substantially all of the assets of a contract manufacturing organization that provides clinical supply of cretostimogene to the Company. See footnote 4 for more information on the accounting for the Note.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal and recurring adjustments, considered necessary for a fair statement of the interim periods.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Liquidity and Management’s Plans

As of June 30, 2025, the Company had approximately $661.1 million of cash, cash equivalents and marketable securities and working capital of approximately $642.6 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of June 30, 2025, the Company had an accumulated deficit of $293.9 million. During the three and six months ended June 30, 2025, the Company incurred net losses of $41.4 million and $75.9 million, respectively, and had negative cash flows from operations of $57.2 million during the six months ended June 30, 2025. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval, and gains market acceptance of a product candidate and achieves a level of revenues adequate to support the Company’s operations.

At-the-Market Offering

On March 28, 2025, the Company entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, up to $250.0 million in shares of the Company’s common stock. As of June 30, 2025, no sales have been made under the Jefferies Sales Agreement.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements appearing in its 2024 Annual Report.

Deferred Offering Costs

The Company capitalizes as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with equity offerings. As of June 30, 2025 and December 31, 2024, the Company had $0.4 million and zero, respectively, in deferred offering costs. Deferred offering costs are included in Other assets in the Company's condensed consolidated balance sheets. The deferred offering costs as of June 30, 2025 were incurred in connection with the filing of a registration statement on Form S-3 in March 2025.

Recently Issued Accounting Standards

Accounting standards not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes the requirement that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received) and requires that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Lastly, the guidance eliminates the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. The guidance is effective for the Company for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact that this guidance may have on its future consolidated financial statements.

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

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively, in accordance with the ASC 820, Fair Value Measurement (ASC 820) hierarchy (in thousands):

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$14,291	$—	$—	$14,291
Marketable securities	$—	$646,428	$—	$646,428

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$256,204	$—	$—	$256,204
Marketable securities	$—	$484,930	$—	$484,930

The Company’s cash equivalents represent deposits in a short-term U.S. Treasury money market fund quoted in an active market and were classified as a Level 1 fair value measurement. Marketable securities represent fixed income securities (U.S. treasury bills) with original maturities greater than 90 days and were classified as a Level 2 fair value measurement. As of June 30, 2025 and December 31, 2024, the amortized cost of the Company's available for sale marketable securities approximated their fair value. There was no material realized or unrealized gains or losses, either individually or in the aggregate.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2025 and the year ended December 31, 2024.

4. Note Receivable

The Company's wholly owned subsidiary, SafeGuard Healthcare, LLC, has a note receivable from SPV totaling $26.0 million, which was established in February 2025. The note carries an interest rate of 8% and is due on February 3, 2029. As of June 30, 2025, no payments have been made, and the outstanding principal balance is $26.0 million. The note is recognized on an amortized cost basis, which is equal to the principal amount, adjusted for accrued interest.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

5. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities as of June 30, 2025 and as of December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
External research and development expenses	$16,000	$7,181
Personnel-related expenses	4,561	5,793
Professional fees	2,166	1,255
Other	241	436
Total accrued expenses and other current liabilities	$22,968	$14,665

6. Commitments and Contingencies

Operating Leases

As of June 30, 2025 and December 31, 2024, the Company had three and two operating leases, respectively, in which the Company was the lessee for office space. As of June 30, 2025, the leases have varying terms expiring between 2026 and 2030. The Company had no finance leases as of June 30, 2025 and December 31, 2024.

The components of lease expense as of June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease cost
Operating lease cost	$86	$35	$152	$96
Total lease cost	$86	$35	$152	$96
Other information
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$—	$—	$859	$—
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$86	$45	$161	$103
Weighted-average remaining lease term	3.71	1.63	3.71	1.63
Weighted-average discount rate	6.85%	1.63%	6.85%	1.63%

Maturities of lease liabilities as of June 30, 2025 were as follows (in thousands):

2025	$172
2026	324
2027	274
2028	227
2029	124
Thereafter	10
Total lease payment	1,131
Less: amount representing imputed interest	(137)
Total future minimum lease obligations	$994

Legal Proceedings

A liability for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources is recorded in the condensed consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

On March 4, 2024, ANI Pharmaceuticals, Inc. (ANI) filed a complaint against the Company in the Superior Court of the State of Delaware seeking (i) a declaratory judgment that a provision in an assignment and technology transfer agreement between the Company and ANI, dated November 15, 2010 (the ANI Agreement), obligates the Company to pay ANI a royalty on certain “net sales” of cretostimogene, and (ii) compensatory damages alleging the Company was unjustly enriched by obtaining the benefit of certain non-patent assets under the ANI Agreement without paying adequate consideration to ANI. On July 16, 2025, the Superior Court granted the Company’s motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene but denied the Company’s motion for summary judgment with respect to ANI’s unjust enrichment claim. On July 29, 2025, a jury entered a verdict in favor of the Company unanimously rejecting all of ANI's claims for unjust enrichment damages. As a result, the Company will not owe ANI a future royalty of 5% on commercial sales of cretostimogene, no damages have been awarded to ANI, and there are no further payments due to ANI under the ANI Agreement. The Company will continue to vigorously defend any post-trial motions and appeals brought by ANI.

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of June 30, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

7. License and Collaboration Agreements

Lepu Biotech Co., Ltd.

In March 2019, the Company entered into a development and license agreement with Lepu Biotech Co., Ltd. (Lepu) for cretostimogene (the Lepu License Agreement). Under the terms of the Lepu License Agreement, the Company granted to Lepu an exclusive license to develop, manufacture and commercialize cretostimogene and/or DDM to treat and/or prevent cancer in mainland China, including Hong Kong and Macau (the Lepu Territory). The Company is obligated to use commercially reasonable efforts to supply Lepu with its requirements of cretostimogene and DDM for its development activities at Lepu’s cost and to periodically provide Lepu with manufacturing documentation and, at Lepu’s cost, reasonably requested assistance related to the manufacture of clinical and, if applicable, commercial supplies of cretostimogene and DDM. The Company determined that control of the license was transferred to Lepu on March 2019 upon execution of the contract.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

During the six months ended June 30, 2025 and 2024, the Company recognized zero and $0.5 million, respectively, in license and collaboration revenue. The Company recognized no license and collaboration revenue during the three months ended June 30, 2025 and 2024.

Kissei Pharmaceutical Co., Ltd.

In March 2020, and amended as of September 2022, the Company entered into a license and collaboration agreement with Kissei Pharmaceutical Co., Ltd. (Kissei) (the Kissei License Agreement). Under the terms of the Kissei License Agreement, the Company granted to Kissei an exclusive license to certain intellectual property rights in Bangladesh, Bhutan, Brunei, Cambodia, India, Indonesia, Japan, South Korea, Laos, Malaysia, Myanmar, Nepal, Pakistan, Palau, Philippines, Singapore, Sri Lanka, Taiwan, Thailand and Vietnam (the Kissei Territory), for Kissei to develop and commercialize, but not manufacture, cretostimogene in combination with DDM (the Licensed Product) for all uses in oncology indications for which marketing approval is being sought. Under the Kissei Agreement, the Company and Kissei agree to use commercially reasonable efforts to collaborate on clinical development activities in the Kissei Territory and each party is responsible for conducting the applicable activities pursuant to an agreed development plan. Kissei is responsible for the costs of developing the Licensed Product in the Kissei Territory, and the Company is responsible for the costs of developing the Licensed Product outside the Kissei Territory (Global Development), provided that Kissei is responsible for a low-double digit percentage and the Company is responsible for a high-double digit percentage of the cost of development activities that cannot be attributed solely to the Kissei Territory or outside the Kissei Territory. The Company is obligated to supply and Kissei will exclusively purchase its clinical and commercial requirements of Licensed Product from the Company. Kissei is responsible for commercializing the Licensed Product in the Kissei Territory and is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize at least one Licensed Product in a specified indication. Until a certain period of time has passed after the first regulatory approval of the Licensed Product, the Company is prohibited from commercializing certain competing products worldwide and Kissei is prohibited from researching, developing or commercializing certain competing products worldwide.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The Company evaluated the Kissei Territory specific license and related activities under ASC 606, as these transactions are considered transactions with a customer, and identified two material promises at the outset of the Kissei License Agreement, which consists of the following: (1) the exclusive license and (2) the manufacturing activities related to development and commercial supply of the Licensed Product in the Kissei Territory. The Company further evaluated the material promise associated with manufacturing activities related to development and commercial supply of the Licensed Products in the Kissei Territory. Given Kissei is not obligated to purchase any minimum amount or quantities of the development and commercial supply from the Company, the Company concluded, for the purpose of ASC 606, the provision of manufacturing activities related to development and commercial supply of the Licensed Product in the Kissei Territory was an option but not a performance obligation of the Company at the inception of the Kissei Agreement and will be accounted for if and when exercised. The Company also concluded there is no separate material right in connection with the development and commercial supply of the licensed product, as the expected pricing was not issued at a significant and incremental discount. Therefore, the manufacturing activities were excluded as a performance obligation at the outset of the arrangement.

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

The Company recorded zero and $0.1 million in license and collaboration revenue for the three months ended June 30, 2025 and 2024, respectively, and less than $0.1 million and $0.1 million in license and collaboration revenue for the six months ended June 30, 2025 and 2024, respectively.

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

The following table presents selected financial information with respect to the Company's single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$111	$52	$640
Less:
Research and development
Clinical and manufacturing	26,371	14,932	49,436	29,158
Other research and development(1)	4,960	3,538	9,363	6,522
Total research and development	31,331	18,470	58,799	35,680
General and administrative	17,410	7,494	32,198	13,282
Total operating expenses	48,741	25,964	90,997	48,962
Loss from operations	(48,741)	(25,853)	(90,945)	(48,322)
Other income, net	7,315	6,951	15,067	12,486
Net loss	$(41,426)	$(18,902)	$(75,878)	$(35,836)

(1) Other research and development consists of indirect costs incurred for the benefit of the research and development efforts, including certain personnel, supply chain, quality assurance, and regulatory affairs.

9. Common Stock

The Company is authorized to issue up to 700,000,000 shares of common stock at June 30, 2025 and December 31, 2024, of which 76,231,859 and 76,154,783 shares were issued and outstanding at June 30, 2025 and December 31, 2024, respectively.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Reserved Shares

As of June 30, 2025, the Company reserved the following shares of common stock for issuance:

June 30,
2025
Stock options outstanding	8,963,925
Reserved for future stock option issuances	3,788,588
Reserved for future ESPP issuances	751,077
Total	13,503,590

10. Stock-Based Compensation

In 2015, the Company established the 2015 Plan, under which the Company may grant options and restricted stock to its employees and certain non-employees. As of June 30, 2025, there were 901,931 shares of common stock subject to outstanding awards under the 2015 Plan. In 2022, the Company established the 2022 Plan, under which the Company may grant options, restricted stock units, restricted stock, stock appreciation rights, dividend equivalents and other stock and cash-based awards to its employees and certain non-employees. As of June 30, 2025, there were 3,306,669 shares of common stock subject to outstanding awards under the 2022 Plan.

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Equity Incentive Plan (the 2024 Plan), which became effective on the date immediately preceding the date on which the Company’s registration statement was declared effective by the SEC. The 2024 Plan replaced the 2022 Plan, as the Company’s board of directors has determined to not make additional grants under the 2022 Plan following the closing of the offering. However, the 2015 and 2022 Plans will continue to govern outstanding equity awards granted under the 2015 and 2022 Plans. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan is (1) 8,246,565 shares, plus (2) any shares subject to outstanding awards under the 2015 and 2022 Plans as of the effective date of the 2024 Plan that become available for issuance under the 2024 Plan thereafter in accordance with its terms. As of June 30, 2025, there were 4,755,325 shares of common stock subject to outstanding awards and 3,788,583 shares of common stock remaining and available for issuance under the 2024 Plan.

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

Stock Options

The following table provides the assumptions used in determining the fair value of option awards for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected volatility	73.62% - 77.58%	77.46% - 77.53%	73.39% - 77.58%	77.46% - 84.50%
Risk-free interest rate	3.99% - 4.16%	4.21% - 4.62%	3.99% - 4.5%	3.93% - 4.62%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.25 - 6.1	6.1	5.25 - 6.1	6.05 - 6.1

The weighted average grant-date fair value of the options granted was $20.79 and $16.49 per share for the six months ended June 30, 2025 and 2024, respectively. The weighted average fair value of shares vested during the six months ended June 30, 2025 and 2024 was $17.50 and $3.73 per share, respectively. The weighted average fair value of shares exercised during the six months ended June 30, 2025 and 2024 was $3.03 and $2.07 per share, respectively.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes stock option activity for the six months ended June 30, 2025 (in thousands, except share and per share amounts):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Balance at December 31, 2024	6,574,580	$14.19	8.20	$108,155
Granted	2,470,041	$20.79
Exercised	(45,057)	$3.03
Forfeited/Expired	(35,639)	$12.82
Balance at June 30, 2025	8,963,925	$16.07	8.29	$106,753
Vested and expected to vest at June 30, 2025	8,963,925	$16.07	8.29	$106,753
Exercisable at June 30, 2025	2,991,092	$8.90	6.89	$54,535

The Company recorded stock-based compensation expense related to stock options of $6.4 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $10.8 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an aggregate $79.8 million of gross unrecognized stock-based compensation expense related to unvested options to be recognized over a weighted average period of 3.2 years.

Stock-based compensation expense related to stock options and the 2024 Employee Stock Purchase Plan (see Note 11) recorded in the accompanying statements of operations for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,303	$779	$3,955	$1,322
General and administrative	4,704	1,467	8,203	2,441
Total stock-based compensation expense	$7,007	$2,246	$12,158	$3,763

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

11. Employee Stock Purchase Plan

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Employee Stock Purchase Plan (the ESPP), which became effective on the date on which the Company’s registration statement was declared effective by the SEC. The number of shares initially available for issuance pursuant to the ESPP is 812,242 shares. The ESPP provides for the sale of the Company's common stock to eligible employees at 85% of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant date of purchase, whichever is lower. Payroll deductions are limited to 15% of the employee’s eligible compensation, subject to IRS limits. In addition, employees may not buy more than 100,000 shares during any purchase period or offering period. There were 32,019 shares purchased under the ESPP during the three and six months ended June 30, 2025. On June 30, 2025, there were 751,077 shares available for issuance under the ESPP.

The Company recorded stock-based compensation expense under the ESPP of approximately $0.6 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had $1.9 million of gross unrecognized stock-based compensation expense under the ESPP to be recognized over a weighted average period of 0.85 years.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

12. Debt

In January 2021, the Company entered into a loan agreement with Silicon Valley Bank (SVB) (the Loan Agreement) for a term loan in three tranches. In 2021, the Company drew down on two of the tranches in the aggregate principal amount of $15.0 million. On May 12, 2023, the Company repaid all outstanding principal and accrued and unpaid interest on the funds received under the Loan Agreement and all other outstanding obligations with respect to the funds received under the Loan Agreement and made a final payment.

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

On March 5, 2024, the Company paid $0.4 million for the Success Fee under the Success Fee Agreement. As of June 30, 2025, the Company has no further obligations in connection with the Loan Agreement.

13. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss and comprehensive loss	$(41,426)	$(18,902)	$(75,878)	$(35,836)
Denominator:
Weighted-average common stock outstanding, basic and diluted	76,226,829	66,649,443	76,207,333	56,857,104
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.28)	$(1.00)	$(0.63)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	June 30,
	2025	2024
Stock options outstanding	8,963,925	6,040,339
Total	8,963,925	6,040,339

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

14. Subsequent Events

Subsequent to the balance sheet date, on July 20, 2025, the Company obtained control of the SPV following the conversion of a convertible note (Note) held by the Company, triggered by the cessation of services by SkyPath to the SPV and Biovire (Conversion Event). Prior to this event, the SPV was accounted for as a variable interest entity (VIE) under ASC 810, Consolidation, for which the Company was not the primary beneficiary. Accordingly, the Company did not consolidate the SPV as of June 30, 2025. The Note was accounted for as a note receivable and recognized on an amortized cost basis. See footnote 4 for more information on the accounting for the Note as of June 30, 2025.

Upon the occurrence of the Conversion Event, the Company reassessed the nature of the SPV and its relationship with the entity. As a result of this evaluation, the Company concluded that the SPV no longer meets the definition of a VIE. The Company now holds a controlling financial interest in the SPV through its 100% ownership of voting and participating Preferred Units. As such, effective July 20, 2025, the Company will consolidate the SPV in accordance with the requirements of ASC 810.

The Company is currently in the process of performing the preliminary purchase price allocation and related consolidation accounting.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target” or “will” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial and other trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions, including, without limitation, the risk factors described in Part I, Item 1A, “Risk Factors” of the 2024 Annual Report, as supplemented in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

In anticipation of potential U.S. Food and Drug Administration (FDA) approval, we are actively building our commercial operations, marketing, market access and patient access and field force capabilities. This includes pre-launch activities currently being executed, including scientific communication activities and engagements by our field medical organization. We are also implementing strategic initiatives to build seamless product distribution and patient support. Our efforts are focused on ensuring that we are fully prepared to launch and deliver cretostimogene to patients and healthcare providers, if approved. We are evaluating the safety and efficacy of cretostimogene as a monotherapy in BOND-003 Cohort C, our ongoing Phase 3 clinical trial in high-risk BCG-unresponsive NMIBC with carcinoma in situ (CIS) and with or without Ta/T1 disease. We have completed enrollment for this cohort and reported interim data at the American Urological Association’s (AUA) 2024 Annual Meeting in May 2024, and topline data at the 2024 Society of Urologic Oncology (SUO) Annual Meeting in December 2024, which was updated at the 40th Annual European Association of Urology (EAU) Congress in March 2025, and at the 2025 AUA Annual Meeting in April 2025. We believe that this trial could serve as the basis for a BLA submission to the U.S. FDA, which we expect to initiate in the fourth quarter of 2025. Cretostimogene has received both Fast Track and Breakthrough Therapy designations from the FDA for the treatment of High-Risk BCG-unresponsive NMIBC with CIS with or without Ta or T1 tumors.

In April 2024, we initiated BOND-003 Cohort P, an exploratory study evaluating cretostimogene monotherapy in high-risk BCG-unresponsive NMIBC with only Ta/T1 disease. Initial data from this Cohort was reported at the 2025 AUA Annual Meeting, with updated data expected in the fourth quarter of 2025. In October 2024, we initiated CORE-008 Cohort A, our Phase 2 clinical trial in high-risk NMIBC patients who are naïve to BCG treatment, including patients with CIS and with or without Ta/T1 disease and patients with only Ta/T1 disease. In March 2025, we expanded CORE-008 into the high-risk BCG-exposed population (Cohort B). In addition, in April 2025, we initiated a third Cohort (Cohort CX), evaluating cretostimogene in combination with gemcitabine in the high-risk BCG-exposed population. We have completed and published the results for CORE-001, our Phase 2 clinical trial of cretostimogene in combination with pembrolizumab in high-risk BCG-unresponsive NMIBC patients that have CIS. Additionally, in NMIBC that is not categorized as high-risk, we have launched our second Phase 3 clinical trial, PIVOT-006, evaluating adjuvant cretostimogene in intermediate-risk NMIBC following transurethral resection of the bladder tumor (TURBT). We believe cretostimogene, if approved in intermediate-risk NMIBC, has the potential to serve as backbone therapy, thereby alleviating the current need to prioritize treatment recipients and ration administration of BCG given its significant market shortage.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $75.9 million and $35.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $293.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize cretostimogene and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture cretostimogene, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for cretostimogene, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we do not become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce or terminate our operations.

To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock, as well as through previously outstanding term debt. From inception through June 30, 2025, we have received aggregate gross proceeds of approximately $982.9 million from the sale of shares of our common stock from our IPO, a follow-on offering in December 2024, and sales of redeemable convertible preferred stock. In addition, from inception through June 30, 2025, we have recognized $26.2 million in license and collaboration revenue pursuant to our license and collaboration agreements. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $661.1 million. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of cretostimogene and any future product candidates.

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

Lepu License Agreement

In March 2019, we entered into a development and license agreement (the Lepu License Agreement) with Lepu Biotech Co., Ltd. (Lepu), under which we granted an exclusive license to Lepu to develop, manufacture and commercialize cretostimogene and/or DDM to treat and/or prevent cancer in the Lepu Territory. Lepu paid to us a one-time upfront payment of $4.5 million and is obligated to make regulatory milestone payments of up to $2.5 million and commercial milestone payments of up to $57.5 million. We are entitled to receive a high single-digit royalty on net sales of cretostimogene and/or DDM sold in the Lepu Territory, subject to a specified reduction. During the three and six months ended June 30, 2025, the Company did not recognize any license and collaboration revenue related to the Lepu License Agreement. During the three and six months ended June 30, 2024, the Company recognized zero and $0.5 million, respectively, in license and collaboration revenue related to the Lepu License Agreement.

Kissei License Agreement

In March 2020, and as amended September 2022, we entered into a license and collaboration agreement (the Kissei License Agreement) with Kissei Pharmaceutical Co., Ltd. (Kissei), under which we granted to Kissei an exclusive license to certain intellectual property rights in Bangladesh, Bhutan, Brunei, Cambodia, India, Indonesia, Japan, South Korea, Laos, Malaysia, Myanmar, Nepal, Pakistan, Palau, Philippines, Singapore, Sri Lanka, Taiwan, Thailand and Vietnam (the Kissei Territory), for Kissei to develop and commercialize, but not manufacture, cretostimogene in combination with DDM (the Licensed Product) for all uses in oncology. Kissei paid to us a one-time upfront payment of $10.0 million under the agreement. Kissei is obligated to pay development milestone payments of up to $33.0 million and commercial milestone payments of up to $67.0 million. We have also agreed to pay Kissei a royalty on net sales of Licensed Product outside the Kissei Territory and outside the Lepu Territory, including on any U.S. sales, in a low-single digit percentage, subject to certain capped reductions. We are entitled to receive a royalty on net sales of Licensed Product in the Kissei Territory in the mid-twenties percentage, subject to certain capped reductions and offset rights. We are obligated to supply and Kissei will exclusively purchase its clinical and commercial requirements of Licensed Product from us. During the three and six months ended June 30, 2025, zero and less than $0.1 million in license and collaboration revenue was recorded related to the Kissei License Agreement, respectively. During the three and six months ended June 30, 2024, $0.1 million in license and collaboration revenue was recorded related to the Kissei License Agreement.

Components of Our Results of Operations

Revenue

From inception through June 30, 2025, we have recognized $26.2 million in license and collaboration revenue through our license and collaboration agreements. We have not generated any revenue from the sale of products, however, and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If our or our collaborators’ development efforts for cretostimogene and any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales, payments from existing or potential future collaboration or license agreements with third parties, or any combination thereof.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses such as salaries, stock-based compensation and benefits, for our personnel in executive, legal, finance and accounting, human resources and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters and professional fees paid for accounting, auditing, consulting and tax services, as well as allocated facilities costs not otherwise included in R&D expenses and other costs such as insurance costs and travel expenses.

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

Other Income (Expense), Net

Interest Income, Net

Interest income, net, consists of interest income related to interest earned on our invested cash equivalents and marketable securities balances and expenses related to our previously outstanding term debt. We expect our interest income will increase as we invest the cash received from the net proceeds from our public offerings.

Other Income (Expense)

Other income (expense) consists of miscellaneous items, such as success fees and final payment amortization and other items not related to our core operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Revenue:
License and collaboration revenue	$—	$111	$(111)
Operating expenses:
Research and development	31,331	18,470	12,861
General and administrative	17,410	7,494	9,916
Total operating expenses	48,741	25,964	22,777
Loss from operations	(48,741)	(25,853)	(22,888)
Other income (expense), net:
Interest income, net	7,319	6,943	376
Other (expense) income, net	(4)	8	(12)
Total other income, net	7,315	6,951	364
Net loss and comprehensive loss	$(41,426)	$(18,902)	$(22,524)

License and Collaboration Revenue

License and collaboration revenue was zero for the three months ended June 30, 2025 compared to $0.1 million for the three months ended June 30, 2024. All revenue recognized during the three months ended June 30, 2024 was related to the Kissei License Agreement.

Research and Development Expenses

The following table summarizes our R&D expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
External clinical trial expenses	$21,273	$13,394	$7,879
Personnel-related expenses	8,412	4,555	3,857
Other research and development	1,646	521	1,125
Total research and development expenses	$31,331	$18,470	$12,861

R&D expenses were $31.3 million for the three months ended June 30, 2025 compared to $18.5 million for the three months ended June 30, 2024. The increase of $12.9 million in R&D expenses for the three months ended June 30, 2025 was primarily due to an increase of $7.9 million in external clinical trial expenses related to higher CRO fees as patient enrollment increased, as well as an increase of $3.9 million in compensation costs due to increased headcount, including a $1.5 million increase in stock-based compensation, and an increase in other fees and costs of $1.1 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Personnel-related expenses	$9,733	$4,327	$5,406
Professional and consultant fees	5,156	1,821	3,335
Other general and administrative	2,521	1,346	1,175
Total general and administrative expenses	$17,410	$7,494	$9,916

General and administrative expenses were $17.4 million for the three months ended June 30, 2025 compared to $7.5 million for the three months ended June 30, 2024. The increase of $9.9 million in general and administrative expenses for the three months ended June 30, 2025 was primarily due to an increase in compensation costs of $5.4 million due to increased headcount, including a $3.2 million increase in stock-based compensation, as well as increased professional and consultant fees of $3.3 million, including a $3.0 million increase in legal fees, an increase in marketing-related costs of $0.4 million, and an increase in insurance, fees, and other costs of $0.8 million.

Other Income (Expense), Net

Other income (expense), net, for the three months ended June 30, 2025 was $7.3 million compared to $7.0 million for the three months ended June 30, 2024. The $0.4 million increase was driven by higher interest income earned related to cash equivalents and marketable securities balances.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Revenue:
License and collaboration revenue	$52	$640	$(588)
Operating expenses:
Research and development	58,799	35,680	23,119
General and administrative	32,198	13,282	18,916
Total operating expenses	90,997	48,962	42,035
Loss from operations	(90,945)	(48,322)	(42,623)
Other income (expense), net:
Interest income, net	15,066	12,487	2,579
Other income (expense), net	1	(1)	2
Total other income, net	15,067	12,486	2,581
Net loss and comprehensive loss	$(75,878)	$(35,836)	$(40,042)

License and Collaboration Revenue

License and collaboration revenue was less than $0.1 million for the six months ended June 30, 2025 compared to $0.6 million for the six months ended June 30, 2024. During the six months ended June 30, 2025 we recognized less than $0.1 million in license and collaboration revenue related to the Kissei License Agreement. During the six months ended June 30, 2024, we recognized $0.5 million in license and collaboration revenue related to the Lepu License Agreement and $0.1 million in license and collaboration revenue related to the Kissei License Agreement.

Research and Development Expenses

The following table summarizes our R&D expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
External clinical trial expenses	$39,574	$26,125	$13,449
Personnel-related expenses	16,085	8,668	7,417
Other research and development	3,140	887	2,253
Total research and development expenses	$58,799	$35,680	$23,119

R&D expenses were $58.8 million for the six months ended June 30, 2025 compared to $35.7 million for the six months ended June 30, 2024. The increase of $23.1 million in R&D expenses for the six months ended June 30, 2025 was primarily due to an increase of $13.4 million in external clinical trial expenses related to higher CRO fees as patient enrollment increased, as well as an increase of $7.4 million in compensation costs due to increased headcount, including a $2.6 million increase in stock-based compensation, and an increase in other fees and costs of $2.3 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Personnel-related expenses	$18,173	$7,468	$10,705
Professional and consultant fees	8,378	3,603	4,775
Other general and administrative	5,647	2,211	3,436
Total general and administrative expenses	$32,198	$13,282	$18,916

General and administrative expenses were $32.2 million for the six months ended June 30, 2025 compared to $13.3 million for the six months ended June 30, 2024. The increase of $18.9 million in general and administrative expenses for the six months ended June 30, 2025 was primarily due to an increase in compensation costs of $10.7 million due to increased headcount, including a $5.8 million increase in stock-based compensation, as well as increased professional and consultant fees of $4.8 million related to legal, accounting and consulting fees, an increase in marketing-related costs of $1.5 million, and an increase in insurance, fees, and other costs of $2.0 million.

Other Income (Expense), Net

Other income (expense), net, for the six months ended June 30, 2025 was $15.1 million compared to $12.5 million for the six months ended June 30, 2024. The $2.6 million increase was driven by higher interest income earned related to cash equivalents and marketable securities balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of cretostimogene and any future product candidates. To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock, as well as through previously outstanding term debt. From inception through June 30, 2025, we have received aggregate gross proceeds of $982.9 million from the sale of shares of our common stock through our public offerings and our redeemable convertible preferred stock. In addition, through June 30, 2025, we have recognized $26.2 million in license and collaboration revenue through our license and collaboration agreements. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $661.1 million.

At-the-Market Offering

On March 28, 2025, we entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $250 million of shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3ASR with the SEC, which contains a base prospectus, covering an unlimited amount of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, covering the offering, issuance and sale of up to a maximum aggregate offering price of $250 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. As of June 30, 2025, no sales have been made under the shelf registration statement or the Jefferies Sales Agreement.

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

Material Cash Requirements for Known Contractual and Other Obligations

During the three and six months ended June 30, 2025, there have been no material changes outside of the ordinary course of business in the composition to the material contractual obligations or commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Material Cash Requirements for Known Contractual and Other Obligations” included in the 2024 Annual Report.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(57,236)	$(42,132)
Net cash used in investing activities	(185,362)	(343,674)
Net cash provided by financing activities	154	402,698
Net increase (decrease) in cash, cash equivalents and restricted cash	$(242,444)	$16,892

Operating Activities

During the six months ended June 30, 2025, operating activities used $57.2 million of cash, primarily resulting from our net loss of $75.9 million, as well as accretion of the discount on short-term investments of $2.2 million, partially offset by non-cash stock-based compensation charges of $12.2 million and net cash provided by changes in our operating assets and liabilities of $9.1 million.

During the six months ended June 30, 2024, operating activities used $42.1 million of cash, primarily resulting from our net loss of $35.8 million, accretion of the discount on short-term investments of $4.7 million, and net cash used in changes in our operating assets and liabilities of $5.4 million, partially offset by $3.8 million of non-cash stock-based compensation charges.

Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $185.4 million, primarily due to purchases of marketable securities and the issuance of a note receivable through a convertible promissory note in the principal amount of $26.0 million, partially offset by proceeds from sales and maturities of short-term investments.

During the six months ended June 30, 2024, net cash used in investing activities was $343.7 million, primarily due to purchases of marketable securities offset by proceeds from sales and maturities of short-term investments.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $0.2 million, consisting primarily of proceeds from exercise of options of $0.7 million, partially offset by deferred offering costs of $0.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk is limited primarily to interest rate sensitivity. As of June 30, 2025, we had cash, cash equivalents and marketable securities of approximately $661.1 million, which consisted primarily of money market funds and marketable securities, comprised of fixed income securities (U.S. Treasury bills).

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

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 4, 2024, ANI Pharmaceuticals, Inc. (ANI) filed a complaint against the Company in the Superior Court of the State of Delaware seeking (i) a declaratory judgment that a provision in an assignment and technology transfer agreement between the Company and ANI, dated November 15, 2010 (the ANI Agreement), obligates the Company to pay ANI a royalty on certain "net sales" of cretostimogene, and (ii) compensatory damages alleging the Company was unjustly enriched by obtaining the benefit of certain non-patent assets under the ANI Agreement without paying adequate consideration to ANI. On July 16, 2025, the Superior Court granted the Company’s motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene but denied the Company’s motion for summary judgment with respect to ANI’s unjust enrichment claim. On July 29, 2025, a jury entered a verdict in favor of the Company unanimously rejecting all of ANI's claims for unjust enrichment damages. As a result, the Company will not owe ANI a future royalty of 5% on commercial sales of cretostimogene, no damages have been awarded to ANI, and there are no further payments due to ANI under the ANI Agreement. The Company will continue to vigorously defend any post-trial motions and appeals brought by ANI.

From time to time, we may be subject to other legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. There have been no material developments to the legal proceedings disclosed in Part II, Item 1, "Legal Proceedings" in our 2024 Annual Report.

Item 1A. Risk Factors.

Below we are providing, in supplemental form, updates to our risk factors from those previously disclosed in Part I, Item 1A, “Risk Factors” of our 2024 Annual Report. Our risk factors disclosed in Part I, Item 1A of our 2024 Annual Report provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

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

Legal proceedings, government investigations and enforcement actions can be expensive and time-consuming. For example, on March 4, 2024, ANI Pharmaceuticals, Inc. (ANI) filed a complaint against us in the Superior Court of the State of Delaware seeking (i) a declaratory judgment that a provision in an assignment and technology transfer agreement between us and ANI (formerly BioSante Pharmaceuticals, Inc.), dated November 15, 2010 (the ANI Agreement), obligates us to pay ANI 5% of worldwide net sales of cretostimogene, and (ii) compensatory damages alleging we were unjustly enriched by obtaining the benefit of certain non-patent assets without paying adequate consideration to ANI. On July 16, 2025, the Superior Court granted our motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene but denied our motion for summary judgment with respect to ANI’s unjust enrichment claim. On July 21, 2025, trial commenced regarding ANI’s unjust enrichment claim. On July 29, 2025, a jury entered a verdict in our favor. We expect ANI will continue to pursue its claims, including through post-trial motions and appeals. We will continue to vigorously defend against ANI’s claims, including any post-trial motions and appeals that ANI my file. While we intend to vigorously defend this matter, such litigation could result in substantial costs and divert our management’s attention from other business concerns, cause us reputational damage, negatively affect our stock price and result in monetary damages. An adverse outcome resulting from any legal proceedings, investigations or enforcement actions could result in significant damages, awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could, in each case, have a material adverse effect on our business, financial condition, results of operations and prospects. Even if such a proceeding, investigation or enforcement action is ultimately decided in our favor, the investigation and defense thereof could require substantial financial and management resources.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and our principal suppliers of certain raw materials are located outside of the United States. The active pharmaceutical ingredients (APIs) for cretostimogene is manufactured in the United States, and cretostimogene is manufactured in the United States. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our 2024 Annual Report.

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

For example, in March 2010, the Patient Protection and Affordable Care Act (ACA), as amended by the Health Care and Education Reconciliation Act of 2010, was enacted in the United States, which substantially changed healthcare financing, access and delivery by both governmental and private insurers.

Since its enactment, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (OBBBA) was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA (i) directs the Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare (the Medicare Drug Price Negotiation Program) and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, propose policy changes that create additional uncertainty for our business. These actions and proposals, for example, include (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the U.S. government recently enacted the OBBBA, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. The Trump administration and the U.S. Congress could also enact other tax law changes that could have an adverse effect on our operations, cash flows and results from operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On January 24, 2024, our registration statement on Form S-1 (File No. 333-276350) was declared effective by the SEC for our initial public offering. At the closing of our initial public offering on January 29, 2024, we sold 23,000,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 3,000,000 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $437.0 million, which resulted in net proceeds to us of approximately $399.6 million, after deducting underwriting discounts and commissions of approximately $30.6 million and offering-related transaction costs of approximately $6.8 million. As of June 30, 2025, we estimate that we have used approximately $204.7 million of the proceeds from our initial public offering for general corporate purposes, including to fund the research and development of cretostimogene, and manufacturing and pre-commercial activities. There has been no material change in the planned use of proceeds from that described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

From time to time, our Section 16 officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K) for the purchase or sale of our securities. During the six months ended June 30, 2025, except for James J. Mulé, none of our officers or directors adopted, modified or terminated any such trading arrangements.

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares to be Sold	Expiration Date
James J. Mulé, Director	Adoption	June 6, 2025	X		99,032	June 30, 2026

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	S-1/A	01/18/24	3.3
3.2	Amended and Restated Bylaws	S-1	01/02/24	3.4
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	01/18/24	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 28, 2023, as amended, by and among the Registrant and certain of its stockholders	S-1/A	01/18/24	4.2
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CG Oncology, Inc.

Date: August 8, 2025	By:	/s/ Arthur Kuan
Arthur Kuan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Robert Lapetina
Robert Lapetina
Vice President, Financial Planning & Analysis
(Principal Financial and Accounting Officer)