Form 10-Q
period 2025-09-30
CG Oncology, Inc.
filed 2025-11-14
CIK 1991792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 80,666,179 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CG ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$45,145	$257,068
Marketable securities	635,118	484,930
Inventory	1,501	—
Accounts receivable, net	515	—
Prepaid expenses and other current assets	13,511	12,212
Total current assets	695,790	754,210
Property and equipment, net	15,329	272
Operating lease right-of-use assets	4,203	221
Intangible assets, net	1,672	—
Goodwill	12,805	—
Other assets	114	94
Total assets	$729,913	$754,797
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,193	$6,517
Operating lease liabilities, current portion	912	186
Accrued expenses and other current liabilities	20,423	14,665
Total current liabilities	30,528	21,368
Long-term debt	3,000	—
Operating lease liabilities, net of current portion	3,329	52
Deferred tax liability	1,609	—
Other liabilities	3,804	—
Total liabilities	42,270	21,420
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 700,000,000 and 700,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 78,277,452 and 76,154,783 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	1,025,302	951,350
Accumulated deficit	(337,667)	(217,981)
Total stockholders' equity	687,643	733,377
Total liabilities and stockholders' equity	$729,913	$754,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Commercial and development revenue	$1,508	$—	$1,508	$—
License and collaboration revenue	158	43	210	683
Total revenues	1,666	43	1,718	683
Operating costs and expenses
Cost of sales	1,577	—	1,577	—
Research and development	27,884	19,622	86,683	55,302
General and administrative	23,334	8,716	55,532	21,998
Total operating costs and expenses	52,795	28,338	143,792	77,300
Loss from operations	(51,129)	(28,295)	(142,074)	(76,617)
Other income (expense), net:
Interest income, net	7,421	7,892	22,487	20,379
Other (expense) income, net	(100)	(2)	(99)	(3)
Total other income, net	7,321	7,890	22,388	20,376
Net loss and comprehensive loss	$(43,808)	$(20,405)	$(119,686)	$(56,241)
Net loss per share, basic and diluted	$(0.57)	$(0.30)	$(1.57)	$(0.93)
Weighted average shares of common stock outstanding, basic and diluted	76,729,726	67,143,744	76,383,376	60,311,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series E Redeemable Convertible Preferred Stock		Series F Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000	81,587,937	$105,020	5,222,283	$—	$6,842	$(129,942)	$(123,100)
Conversion of redeemable convertible preferred stock	(5,075,000)	(3,570)	(11,973,000)	(10,000)	(73,598,283)	(22,000)	(53,271,754)	(47,300)	(112,422,700)	(120,000)	(81,587,937)	(105,020)	38,413,909	4	307,886	—	307,890
Issuance of common stock in connection with an initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	23,000,000	3	399,562	—	399,565
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	60	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,517	—	1,517
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,934)	(16,934)
Balance as of March 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	66,636,252	$7	$715,807	$(146,876)	$568,938
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	23,600	—	77	—	77
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,246	—	2,246
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,902)	(18,902)
Balance as of June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	66,659,852	$7	$718,130	$(165,778)	$552,359
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	878,006	—	2,167	—	2,167
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,649	—	2,649
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,405)	(20,405)
Balance as of September 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	67,537,858	$7	$722,946	$(186,183)	$536,770

Balance as of December 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	76,154,783	$8	$951,350	$(217,981)	$733,377
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	66,506	—	682	—	682
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,151	—	5,151
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(34,452)	(34,452)
Balance as of March 31, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	76,221,289	$8	$957,183	$(252,433)	$704,758
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	10,570	—	19	—	19
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,007	—	7,007
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(41,426)	(41,426)
Balance as of June 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	76,231,859	$8	$964,209	$(293,859)	$670,358
Issuance of common stock in connection with a public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	1,515,151	—	48,663	$—	48,663
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	530,442	—	5,099	—	5,099
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,331	—	7,331
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(43,808)	(43,808)
Balance as of September 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	78,277,452	$8	$1,025,302	$(337,667)	$687,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(119,686)	$(56,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	596	32
Stock-based compensation expense	19,489	6,412
Accretion of discount on short-term investments	(1,965)	(6,247)
Non-cash interest income	(844)	—
Non-cash lease expense	21	(17)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(90)	(4,920)
Accounts receivable, net	(19)	—
Other assets	(20)	(34)
Accounts payable	1,835	834
Accrued expenses and other current liabilities	4,924	2,130
Inventory	(380)	—
Other liabilities	9	—
Net cash used in operating activities	(96,130)	(58,051)
Investing Activities
Proceeds from sales and maturities of investments	621,899	517,230
Purchases of investments	(770,122)	(828,874)
Acquisition, net of cash acquired	(21,967)	—
Purchases of property and equipment	(127)	(25)
Net cash used in investing activities	(170,317)	(311,669)
Financing Activities
Proceeds from initial public offering, net of issuance costs	—	406,410
Proceeds from at-the-market offering, net of issuance costs	49,001	—
Payments of success fee or long-term debt	—	(365)
Proceeds from exercise of common stock options and issuance of common stock under the employee stock purchase plan	5,800	2,244
Deferred offering costs	(277)	(3,424)
Net cash provided by financing activities	54,524	404,865
Net (decrease) increase in cash and cash equivalents	(211,923)	35,145
Cash and cash equivalents at beginning of period	257,068	8,266
Cash and cash equivalents at end of period	$45,145	$43,411

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$16	$—
Supplemental Schedule of Non-cash Investing and Financing Activities:
Reclassification of 38,413,909 redeemable convertible preferred stock to 38,413,909 shares of common stock	$—	$307,890
Conversion of deferred offering costs	$—	$6,845
Deferred offering costs, unpaid and accrued	$61	$—
Operating lease right-of-use asset obtained in exchange for lease liabilities	$859	$—

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

On January 11, 2024, the Company’s board of directors approved a 1-for-9.535 reverse stock split of its issued and outstanding common stock and stock option awards which was effected on January 16, 2024. All issued and outstanding shares of common stock, stock option awards and per share data have been adjusted in these unaudited condensed consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split.

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

In February 2025, the Company's wholly owned subsidiary, SafeGuard Healthcare, LLC, established a convertible note receivable with a principal amount of $26.8 million, including accrued interest, through a convertible promissory note (Note) from SP Healthcare SPV I, LLC (the SPV). The SPV used the proceeds from the Note to make an investment in Biovire, Inc. (Biovire) for the purpose of Biovire acquiring substantially all of the assets of a contract manufacturing organization that provides clinical supply of cretostimogene to the Company. On July 20, 2025, following the cessation of services by SkyPath to the SPV and Biovire (Conversion Event), the Company converted the Note and obtained control of the SPV and Biovire. See footnote 15 for more information on the Conversion Event.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal and recurring adjustments, considered necessary for a fair statement of the interim periods.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Liquidity and Management’s Plans

As of September 30, 2025, the Company had approximately $680.3 million of cash, cash equivalents and marketable securities and working capital of approximately $665.3 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of September 30, 2025, the Company had an accumulated deficit of $337.7 million. During the three and nine months ended September 30, 2025, the Company incurred net losses of $43.8 million and $119.7 million, respectively, and had negative cash flows from operations of $96.1 million during the nine months ended September 30, 2025. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval, and gains market acceptance of a product candidate and achieves a level of revenues adequate to support the Company’s operations.

At-the-Market Offering

On March 28, 2025, the Company entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, up to $250.0 million in shares of the Company’s common stock. During the three months ended September 30, 2025, 1,515,151 shares were sold under the Jefferies Sales Agreement, at a price of $33.00 per share. The Company received net proceeds of $48.7 million, after deducting discounts and commissions and other offering expenses.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements appearing in its 2024 Annual Report.

Business Combinations

The Company uses the acquisition method of accounting for business combinations which requires assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involves making significant estimates and assumptions based on facts and circumstances that existed as of the acquisition date. The Company uses a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.

Intangible Assets, Net

Intangible assets acquired in a business combination or an asset acquisition are initially recognized at their fair value on the acquisition date. Acquired definite-lived intangible assets are amortized using the straight-line method over their respective estimated useful lives. The amortization of these intangible assets is included in general and administrative expense on the consolidated statement of operations. Intangible assets are tested for impairment at least annually or more frequently if indicators of potential impairment exist. To date, no such impairments have been recognized.

Recently Issued Accounting Standards

Accounting standards not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s unaudited condensed consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. The amendments remove all references to project stages and clarify the threshold entities apply to begin capitalizing costs. The amendments are effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, respectively, in accordance with the ASC 820, Fair Value Measurement (ASC 820) hierarchy (in thousands):

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$41,109	$—	$—	$41,109
Marketable securities	$—	$635,118	$—	$635,118

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$256,204	$—	$—	$256,204
Marketable securities	$—	$484,930	$—	$484,930

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company’s cash equivalents represent deposits in a short-term U.S. Treasury money market fund quoted in an active market and were classified as a Level 1 fair value measurement. Marketable securities represent fixed income securities (U.S. treasury bills) with original maturities greater than 90 days and were classified as a Level 2 fair value measurement. As of September 30, 2025 and December 31, 2024, the amortized cost of the Company's available for sale marketable securities approximated their fair value. There was no material realized or unrealized gains or losses, either individually or in the aggregate.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2025 and the year ended December 31, 2024.

4. Property and Equipment, Net

The components of property and equipment, net as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Leasehold Improvements	$9,387	$—
Manufacturing and lab equipment	5,982	—
Machinery and Equipment	583	359
Total property and equipment, cost	15,952	359
Less: Accumulated depreciation	(623)	(87)
Property and equipment, net	$15,329	$272

Depreciation expense for the three and nine months ended September 30, 2025 was $0.5 million and $0.6 million, respectively, and less than $0.1 million for the three and nine months ended September 30, 2024.

5. Goodwill and Intangibles, Net

Goodwill

In connection with the Conversion Event in July 2025, the Company recognized goodwill of $12.8 million. See Note 15 for additional information on this transaction.

The Company annually assesses goodwill for impairment in the fourth quarter of each calendar year and at an interim date if indications of impairment exist. During the three and nine months ended September 30, 2025, no goodwill impairment was recognized.

Intangible Assets

As part of the Conversion Event, the Company acquired customer relationships of $1.4 million and trade names and trademarks of $0.3 million. The components of intangible assets as of September 30, 2025 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (in years)
Customer relationships	$1,400	$23	$1,377	10
Trade names and trade marks	300	5	295	10
Total intangible assets, net	$1,700	$28	$1,672

The Company's intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was less than $0.1 million for the three and nine months ended September 30, 2025. The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2025 (in thousands):

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Accumulated Amortization
2025	$43
2026	170
2027	170
2028	170
2029	170
Thereafter	949
Total future amortization expense	$1,672

6. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
External research and development expenses	$12,574	$7,181
Personnel-related expenses	6,085	5,793
Professional fees	961	1,255
Deferred revenue	259	—
Other	544	436
Total accrued expenses and other current liabilities	$20,423	$14,665

7. Commitments and Contingencies

Operating Leases

As of September 30, 2025 and December 31, 2024, the Company had four and two operating leases, respectively. Of the four operating leases as of September 30, 2025, three are leases in which the Company was the lessee for office space. The remaining operating lease was acquired in connection with the Conversion Event and includes office, manufacturing, and warehouse space. As of September 30, 2025, the leases have varying terms expiring between 2026 and 2030. The Company had no finance leases as of September 30, 2025 and December 31, 2024.

The components of lease expense for the periods ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost
Operating lease cost	$377	$77	$384	$173
Total lease cost	$377	$77	$384	$173
Other information
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$—	$—	$859	$—
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$222	$60	$383	$163
Weighted-average remaining lease term	4.22	1.41	4.22	1.41
Weighted-average discount rate	6.87%	1.63%	6.87%	1.63%

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Maturities of lease liabilities as of September 30, 2025 were as follows (in thousands):

2025	$291
2026	1,162
2027	1,137
2028	1,116
2029	1,039
Thereafter	164
Total lease payment	4,909
Less: amount representing imputed interest	(668)
Total future minimum lease obligations	$4,241

Legal Proceedings

A liability for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources is recorded in the condensed consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated.

On March 4, 2024, ANI Pharmaceuticals, Inc. (ANI) filed a complaint against the Company in the Superior Court of the State of Delaware seeking (i) a declaratory judgment that a provision in an assignment and technology transfer agreement between the Company and ANI, dated November 15, 2010 (the ANI Agreement), obligates the Company to pay ANI a royalty on certain “net sales” of cretostimogene, and (ii) compensatory damages alleging the Company was unjustly enriched by obtaining the benefit of certain non-patent assets under the ANI Agreement without paying adequate consideration to ANI. On July 16, 2025, the Superior Court granted the Company’s motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene but denied the Company’s motion for summary judgment with respect to ANI’s unjust enrichment claim. On July 29, 2025, a jury entered a verdict in favor of the Company, unanimously rejecting all of ANI's claims for unjust enrichment damages. As a result, the Company will not owe ANI a future royalty of 5% on commercial sales of cretostimogene, no damages have been awarded to ANI, and there are no further payments due to ANI under the ANI Agreement. The Company will continue to vigorously defend any post-trial motions and appeals brought by ANI.

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of September 30, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

8. License and Collaboration Agreements

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

During the nine months ended September 30, 2025 and 2024, the Company recognized zero and $0.5 million, respectively, in license and collaboration revenue. The Company recognized no license and collaboration revenue during the three months ended September 30, 2025 and 2024.

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

The Company recorded $0.2 million and less than $0.1 million in license and collaboration revenue for the three months ended September 30, 2025 and 2024, respectively, and $0.2 million in license and collaboration revenue for the nine months ended September 30, 2025 and 2024.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

9. Segment Disclosures

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

The following table presents selected financial information with respect to the Company's single operating segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Commercial and development revenue	$1,508	$—	$1,508	$—
License and collaboration revenue	158	43	210	683
Total revenues	1,666	43	1,718	683
Less:
Cost of sales	1,577	—	1,577	—
Research and development
Clinical and manufacturing	23,381	15,403	72,818	44,561
Other research and development(1)	4,503	4,219	13,865	10,741
Total research and development	27,884	19,622	86,683	55,302
General and administrative	23,334	8,716	55,532	21,998
Total costs and operating expenses	52,795	28,338	143,792	77,300
Loss from operations	(51,129)	(28,295)	(142,074)	(76,617)
Other income, net	7,321	7,890	22,388	20,376
Net loss	$(43,808)	$(20,405)	$(119,686)	$(56,241)

(1) Other research and development consists of indirect costs incurred for the benefit of the research and development efforts, including certain personnel, supply chain, quality assurance, and regulatory affairs.

10. Common Stock

The Company is authorized to issue up to 700,000,000 shares of common stock at September 30, 2025 and December 31, 2024, of which 78,277,452 and 76,154,783 shares were issued and outstanding at September 30, 2025 and December 31, 2024, respectively.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Reserved Shares

As of September 30, 2025, the Company reserved the following shares of common stock for issuance:

September 30,
2025
Stock options and awards outstanding	8,029,081
Reserved for future stock award issuances	4,230,364
Reserved for future ESPP issuances	713,703
Total	12,973,148

11. Stock-Based Compensation

In 2015, the Company established the 2015 Plan, under which the Company may grant options and restricted stock to its employees and certain non-employees. As of September 30, 2025, there were 669,684 shares of common stock subject to outstanding awards under the 2015 Plan. In 2022, the Company established the 2022 Plan, under which the Company may grant options, restricted stock units, restricted stock, stock appreciation rights, dividend equivalents and other stock and cash-based awards to its employees and certain non-employees. As of September 30, 2025, there were 3,202,963 shares of common stock subject to outstanding awards under the 2022 Plan.

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Equity Incentive Plan (the 2024 Plan), which became effective on the date immediately preceding the date on which the Company’s registration statement was declared effective by the SEC. The 2024 Plan replaced the 2022 Plan, as the Company’s board of directors has determined to not make additional grants under the 2022 Plan following the closing of the offering. However, the 2015 and 2022 Plans will continue to govern outstanding equity awards granted under the 2015 and 2022 Plans. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan is (1) 8,246,565 shares, plus (2) any shares subject to outstanding awards under the 2015 and 2022 Plans as of the effective date of the 2024 Plan that become available for issuance under the 2024 Plan thereafter in accordance with its terms. As of September 30, 2025, there were 4,156,434 shares of common stock subject to outstanding awards and 4,230,359 shares of common stock remaining and available for issuance under the 2024 Plan.

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

Stock Options

The following table provides the assumptions used in determining the fair value of option awards for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	76.35% - 77.58%	77.34% - 77.74%	73.39% - 77.58%	77.34% - 84.50%
Risk-free interest rate	3.7% - 4.16%	3.46% - 4.15%	3.7% - 4.5%	3.46% - 4.62%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	6.1	6.1	5.25 - 6.1	6.05 - 6.1

The weighted average grant-date fair value of the options granted was $14.49 and $17.14 per share for the nine months ended September 30, 2025 and 2024, respectively. The weighted average fair value of shares vested during the nine months ended September 30, 2025 and 2024 was $12.55 and $4.27 per share, respectively. The weighted average fair value of shares exercised during the nine months ended September 30, 2025 and 2024 was $6.25 and $2.07 per share, respectively.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes stock option activity for the nine months ended September 30, 2025 (in thousands, except share and per share amounts):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Balance at December 31, 2024	6,574,580	$14.19	8.20	$108,155
Granted	2,566,341	$21.03
Exercised	(538,125)	$8.79
Forfeited/Expired	(668,339)	$20.42
Balance at September 30, 2025	7,934,457	$16.24	8.21	$190,726
Vested and expected to vest at September 30, 2025	7,934,457	$16.24	8.21	$190,726
Exercisable at September 30, 2025	3,019,428	$10.56	7.24	$89,725

The Company recorded stock-based compensation expense related to stock options of $6.7 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and $17.5 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had an aggregate $65.8 million of gross unrecognized stock-based compensation expense related to unvested options to be recognized over a weighted average period of 3.0 years.

Performance-Based Restricted Stock Units

A Performance Stock Unit (“PSU”) represents one equivalent share of the Company's common stock to be issued after achievement of the performance metrics specified in the grant. The Company estimates the fair value of a PSU based upon the expected achievement of the performance metrics specified in the grant and the closing market price of the Company's common stock on the date of grant.

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2024	—	$—
Granted	94,624	$36.48
Nonvested at September 30, 2025	94,624	$36.48
Expected to vest at September 30, 2025	94,624	$36.48

Stock-based compensation expense associated with these PSUs is recognized if achievement of the underlying performance condition is considered probable of achievement based on the Company’s best estimates. As of September 30, 2025, the Company had an aggregate $3.4 million of gross unrecognized stock-based compensation expense related to unvested PSUs to be recognized over a weighted average period of 2.5 years.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Stock-based compensation expense related to stock awards and the 2024 Employee Stock Purchase Plan (see Note 12) recorded in the accompanying statements of operations for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,455	$901	$6,410	$2,223
General and administrative	4,876	1,748	13,079	4,189
Total stock-based compensation expense	$7,331	$2,649	$19,489	$6,412

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

12. Employee Stock Purchase Plan

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Employee Stock Purchase Plan (the ESPP), which became effective on the date on which the Company’s registration statement was declared effective by the SEC. The number of shares initially available for issuance pursuant to the ESPP is 812,242 shares. The ESPP provides for the sale of the Company's common stock to eligible employees at 85% of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant date of purchase, whichever is lower. Payroll deductions are limited to 15% of the employee’s eligible compensation, subject to IRS limits. In addition, employees may not buy more than 100,000 shares during any purchase period or offering period. There were 37,374 and 69,393 shares purchased under the ESPP during the three and nine months ended September 30, 2025, respectively, and 29,146 shares purchased under the ESPP during the three and nine months ended September 30, 2024. On September 30, 2025, there were 713,703 shares available for issuance under the ESPP.

The Company recorded stock-based compensation expense under the ESPP of approximately $0.6 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $2.0 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had $1.5 million of gross unrecognized stock-based compensation expense under the ESPP to be recognized over a weighted average period of 1.0 years.

13. Debt

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

On March 5, 2024, the Company paid $0.4 million for the Success Fee under the Success Fee Agreement. As of September 30, 2025, the Company has no further obligations in connection with the Loan Agreement.

In connection with the Conversion Event, the Company assumed an unsecured promissory note held by Biovire (the Biovire Note) with an outstanding principal balance of $3.0 million. The Company determined that the carrying amount of the Biovire Note represented its fair value. The Biovire Note is due and payable on February 28, 2028 (Maturity Date) and accrues interest at the lesser of (i) the daily term SOFR rate plus 2.60% and (ii) 25.0%, or the highest rate permitted by applicable law, and is payable monthly. The Company has the ability to repay the Biovire Note in full prior to the Maturity Date without penalty.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

14. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss and comprehensive loss	$(43,808)	$(20,405)	$(119,686)	$(56,241)
Denominator:
Weighted-average common stock outstanding, basic and diluted	76,729,726	67,143,744	76,383,376	60,311,003
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.30)	$(1.57)	$(0.93)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	September 30,
	2025	2024
Stock options outstanding	7,934,457	5,203,163
Total	7,934,457	5,203,163

15. Acquisition of Biovire

On July 20, 2025, the Company obtained control of the SPV through the Conversion Event, resulting in SafeGuard owning 100% of the membership interest of the SPV. As a result of the Conversion Event, the Company also indirectly obtained control of Biovire as the SPV owns 99.96% of the capital stock of Biovire. As a result of this change in control, purchase accounting was applied by the Company and the operations of Biovire are consolidated as of the effective date of the conversion. See footnote 1 for more information on the Note.

Biovire is a contract manufacturer specializing in the fill and finish of novel drugs and medical devices for pharmaceutical and biotech companies. Prior to becoming a majority-owned subsidiary, Biovire was a vendor to the Company and continues to provide clinical supply of cretostimogene used in the Company’s clinical trials. The acquisition provides the Company the ability to supply its requirements of cretostimogene during the remainder of its clinical trials.

Consideration was determined to be the fair value of the note receivable that was exchanged for the majority of shares of the SPV and Biovire. The acquisition was accounted for as a business combination using the acquisition method of accounting, under which the acquired assets, including intangible assets, and assumed liabilities were recognized at their estimated fair values as of July 20, 2025, with the excess of the fair value of consideration transferred over the fair value of the net assets acquired recognized as goodwill. The Company's unaudited condensed consolidated financial statements include the operating results of the SPV and Biovire from the date of acquisition through September 30, 2025.

The purchase price allocation is set forth in the table below and represents the Company’s provisional fair value estimates related to the acquisition as of July 20, 2025, and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Estimated fair value
Identifiable assets acquired
Cash	$4,033
Current assets	2,826
Operating lease right-of-use assets	3,413
Property and equipment, net	15,498
Intangible assets	1,700
Total identifiable assets acquired	27,470
Liabilities assumed
Current liabilities	2,227
Operating lease liabilities, non-current portion	2,800
Long-term debt	3,000
Deferred tax liability	1,609
Other long-term liabilities	3,795
Total liabilities assumed	13,431
Net identifiable assets acquired	14,039
Goodwill	12,805
Total fair value of consideration paid	$26,844

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The carrying amount of accounts receivable and inventory acquired represented their fair value. Property and equipment were assigned a fair value of $15.5 million and will be amortized over a weighted average of 5.6 years. The identifiable intangible assets consist of trade names and trademarks and customer relationships which were assigned fair values of approximately $0.3 million and $1.4 million, respectively, and will be amortized on a straight-line basis over their estimated useful lives of 10 years. The acquired property and equipment and intangible assets were valued utilizing either the relief from royalty method or the multi-period excess earnings method as deemed most applicable. These approaches require judgment, including those related to projected net cash flows, revenue growth rates, and the weighted average cost of capital used to discount the cash flows.

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired in addition to liabilities assumed arising from the business combination. The Company believes the goodwill related to the acquisition was attributable to the expected synergies, value of the assembled workforce, and the collective experience of the management team with regards to its operations, customers, and industry.

16. Subsequent Events

From October 1, 2025 through November 13, 2025, 2,343,967 shares were sold under the Jefferies Sales Agreement, at a weighted average price of $42.86 per share. The Company received net proceeds of $98.4 million, after deducting discounts and commissions and other offering expenses.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target” or “will” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial and other trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions, including, without limitation, the risk factors described in Part I, Item 1A, “Risk Factors” of the 2024 Annual Report, as supplemented in Part II, Item 1A, “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

In anticipation of potential U.S. Food and Drug Administration (FDA) approval, we are actively building our commercial operations, marketing, market access and patient access and field force capabilities. This includes pre-launch activities currently being executed, including scientific communication activities and engagements by our field medical organization. We are also implementing strategic initiatives to build seamless product distribution and patient support. Our efforts are focused on ensuring that we are fully prepared to launch and deliver cretostimogene to patients and healthcare providers, if approved. We are evaluating the safety and efficacy of cretostimogene as a monotherapy in BOND-003 Cohort C, our ongoing Phase 3 clinical trial in high-risk BCG-unresponsive NMIBC with carcinoma in situ (CIS) and with or without Ta/T1 disease. In September 2025, we reported topline data from Cohort C of the BOND-003 Phase 3 clinical trial. These updated data showed 12 additional patients with NMIBC were in complete response (CR) at 24 months. The 24-month complete response landmark rate of 41.8% (CR rate observed in 46 out of 110 patients) for cretostimogene monotherapy reaffirms the best-in-disease durability that we announced at the 2025 AUA Annual Meeting in April 2025. The study reported 75.5% CR at any time and 41.8% at 24 months with 46 confirmed CRs as of the cutoff date of June 23, 2025. The estimated 12- and 24-month duration of response (DOR) rates are 64.1% and 58.3%, respectively. Median DOR is 28 months and is ongoing.

Notably, 96.6% of patients were free from progression to muscle invasive disease at 24 months. Cretostimogene has been generally well-tolerated in the trial as of the cutoff date of June 23, 2025. There were no Grade 3 or greater treatment-related adverse events (TRAEs) or deaths reported to date. Patients who experienced TRAEs of any grade had a median resolution time of one day. No treatment-related discontinuation of cretostimogene was observed, and 97.3% of patients completed all expected treatments, demonstrating favorable patient adherence and compliance. The most common TRAEs (≥10%) were bladder spasm, pollakiuria, micturition urgency, dysuria, and hematuria. This trial served as the basis for our BLA submission for our initial indication to the U.S. FDA, which we initiated in the fourth quarter of 2025. Cretostimogene has received both Fast Track and Breakthrough Therapy designations from the FDA for the treatment of High-Risk BCG-unresponsive NMIBC with CIS with or without Ta or T1 tumors.

In April 2024, we initiated BOND-003 Cohort P, an exploratory study evaluating cretostimogene monotherapy in high-risk BCG-unresponsive NMIBC with only Ta/T1 disease. Initial data from this Cohort was reported at the 2025 AUA Annual Meeting, with updated data expected in the fourth quarter of 2025. In October 2024, we initiated CORE-008 Cohort A, our Phase 2 clinical trial in high-risk NMIBC patients who are naïve to BCG treatment, including patients with CIS and with or without Ta/T1 disease and patients with only Ta/T1 disease. In March 2025, we expanded CORE-008 into the high-risk BCG-exposed population (Cohort B). In addition, in April 2025, we initiated a third Cohort (Cohort CX), evaluating cretostimogene in combination with gemcitabine in the high-risk BCG-exposed population. We have completed and published the results for CORE-001, our Phase 2 clinical trial of cretostimogene in combination with pembrolizumab in high-risk BCG-unresponsive NMIBC patients that have CIS. Additionally, in NMIBC that is not categorized as high-risk, we have launched our second Phase 3 clinical trial, PIVOT-006, evaluating adjuvant cretostimogene in intermediate-risk NMIBC following transurethral resection of the bladder tumor (TURBT), with enrollment completed in the third quarter of 2025. We believe cretostimogene, if approved in intermediate-risk NMIBC, has the potential to serve as backbone therapy, thereby alleviating the current need to prioritize treatment recipients and ration administration of BCG given its significant market shortage.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $119.7 million and $56.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $337.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize cretostimogene and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture cretostimogene, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for cretostimogene, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we do not become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce or terminate our operations.

To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock, as well as through previously outstanding term debt. From inception through September 30, 2025, we have received aggregate gross proceeds of approximately $1,032.9 million from the sale of shares of our common stock from our IPO, our follow-on offering in December 2024, and our at-the-market facility, and sales of redeemable convertible preferred stock. In addition, from inception through September 30, 2025, we have recognized $26.3 million in license and collaboration revenue pursuant to our license and collaboration agreements. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $680.3 million. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of cretostimogene and any future product candidates.

In February 2025, the Company's wholly owned subsidiary, SafeGuard Healthcare, LLC (SafeGuard), established a note receivable with an initial principal amount of $25.0 million through a convertible promissory note (Note) from SP Healthcare SPV I, LLC (the SPV). The SPV used the proceeds from the Note to make an investment in Biovire, Inc. for the purpose of Biovire acquiring substantially all of the assets of a contract manufacturing organization that provides clinical supply of cretostimogene to the Company. On July 20, 2025, following the conversion of the Note triggered by the cessation of services by SkyPath to the SPV and Biovire (Conversion Event), we, through our subsidiary, SafeGuard, obtained control of the SPV and Biovire. As a result of this change in control, the operations of Biovire were consolidated as of the effective date of the conversion.

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

We will not generate revenue from product sales of cretostimogene or any future product candidates unless and until we successfully complete clinical development and obtain regulatory approval, which we expect will take a number of years and may never occur. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements or arrangements as, and when needed, we may delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

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

Lepu License Agreement

In March 2019, we entered into a development and license agreement (the Lepu License Agreement) with Lepu Biotech Co., Ltd. (Lepu), under which we granted an exclusive license to Lepu to develop, manufacture and commercialize cretostimogene and/or DDM to treat and/or prevent cancer in the Lepu Territory. Lepu paid to us a one-time upfront payment of $4.5 million and is obligated to make regulatory milestone payments of up to $2.5 million and commercial milestone payments of up to $57.5 million. We are entitled to receive a high single-digit royalty on net sales of cretostimogene and/or DDM sold in the Lepu Territory, subject to a specified reduction. During the three and nine months ended September 30, 2025, the Company did not recognize any license and collaboration revenue related to the Lepu License Agreement. During the three and nine months ended September 30, 2024, the Company recognized zero and $0.5 million, respectively, in license and collaboration revenue related to the Lepu License Agreement.

Kissei License Agreement

In March 2020, and as amended September 2022, we entered into a license and collaboration agreement (the Kissei License Agreement) with Kissei Pharmaceutical Co., Ltd. (Kissei), under which we granted to Kissei an exclusive license to certain intellectual property rights in Bangladesh, Bhutan, Brunei, Cambodia, India, Indonesia, Japan, South Korea, Laos, Malaysia, Myanmar, Nepal, Pakistan, Palau, Philippines, Singapore, Sri Lanka, Taiwan, Thailand and Vietnam (the Kissei Territory), for Kissei to develop and commercialize, but not manufacture, cretostimogene in combination with DDM (the Licensed Product) for all uses in oncology. Kissei paid to us a one-time upfront payment of $10.0 million under the agreement. Kissei is obligated to pay development milestone payments of up to $33.0 million and commercial milestone payments of up to $67.0 million. We have also agreed to pay Kissei a royalty on net sales of Licensed Product outside the Kissei Territory and outside the Lepu Territory, including on any U.S. sales, in a low-single digit percentage, subject to certain capped reductions. We are entitled to receive a royalty on net sales of Licensed Product in the Kissei Territory in the mid-twenties percentage, subject to certain capped reductions and offset rights. We are obligated to supply and Kissei will exclusively purchase its clinical and commercial requirements of Licensed Product from us. During the three and nine months ended September 30, 2025, $0.2 million in license and collaboration revenue was recorded related to the Kissei License Agreement, respectively. During the three and nine months ended September 30, 2024, less than $0.1 million and $0.2 million in license and collaboration revenue was recorded related to the Kissei License Agreement, respectively.

Components of Our Results of Operations

Revenue

License and Collaboration Revenue

From inception through September 30, 2025, we have recognized $26.3 million in license and collaboration revenue through our license and collaboration agreements. We have not generated any revenue from the sale of our cretostimogene products, however, and do not expect to generate any revenue from the sale of our cretostimogene products in the foreseeable future, if at all. If our or our collaborators’ development efforts for cretostimogene and any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales, payments from existing or potential future collaboration or license agreements with third parties, or any combination thereof.

Commercial and Development Revenue

In connection with the Conversion Event, we obtained control of the SPV and its subsidiary, Biovire, a contract manufacturer specializing in the fill and finish of novel drugs and medical devices for pharmaceutical and biotech companies. Our commercial and development revenue consists of Biovire's fill and finish of novel drugs and medical devices.

Operating Costs and Expenses

Our operating costs and expenses consist of (i) cost of sales, (ii) research and development expenses and (ii) general and administrative expenses.

Cost of Sales

Cost of sales reflects the direct cost of labor and other overhead, which includes direct manufacturing, production, and packaging materials for commercial and development product sales.

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

Other Income (Expense), Net

Other Income (Expense)

Other income (expense) consists of miscellaneous items, such as success fees and final payment amortization, interest expense, and other items not related to our core operations.

Interest Income, Net

Interest income, net, consists of interest income related to interest earned on our invested cash equivalents and marketable securities balances and expenses related to our previously outstanding term debt. We expect our interest income will increase as we invest the cash received from the net proceeds from our public offerings.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Revenues
Commercial and development revenue	$1,508	$—	$1,508
License and collaboration revenue	158	43	115
Total revenues	1,666	43	1,623
Operating costs and expenses
Cost of sales	1,577	—	1,577
Research and development	27,884	19,622	8,262
General and administrative	23,334	8,716	14,618
Total operating costs and expenses	52,795	28,338	24,457
Loss from operations	(51,129)	(28,295)	(22,834)
Other income (expense), net:
Interest income, net	7,421	7,892	(471)
Other income (expense), net	(100)	(2)	(98)
Total other income, net	7,321	7,890	(569)
Net loss and comprehensive loss	$(43,808)	$(20,405)	$(23,403)

Commercial and Development Revenue

Commercial and development revenue was $1.5 million for the three months ended September 30, 2025 compared to zero for the three months ended September 30, 2024. As the Conversion Event occurred in July 2025, there was no corresponding commercial and development revenue in the prior period.

License and Collaboration Revenue

License and collaboration revenue was $0.2 million for the three months ended September 30, 2025 compared to less $0.1 million for the three months ended September 30, 2024. All revenue recognized during the three months ended September 30, 2025 and 2024 was related to the Kissei License Agreement.

Cost of Sales

Cost of sales was $1.6 million for the three months ended September 30, 2025 compared to zero for the three months ended September 30, 2024. As the Conversion Event occurred in July 2025, there was no corresponding costs in the prior period.

Research and Development Expenses

The following table summarizes our R&D expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
External clinical trial expenses	$17,486	$13,254	$4,232
Personnel-related expenses	8,645	5,790	2,855
Other research and development	1,753	578	1,175
Total research and development expenses	$27,884	$19,622	$8,262

R&D expenses were $27.9 million for the three months ended September 30, 2025 compared to $19.6 million for the three months ended September 30, 2024. The increase of $8.3 million in R&D expenses for the three months ended September 30, 2025 was primarily due to an increase of $4.2 million in external clinical trial expenses related to higher CRO fees as patient enrollment increased, as well as an increase of $2.9 million in compensation costs due to increased headcount, including a $1.6 million increase in stock-based compensation, and an increase in other research and development costs of $1.2 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Personnel-related expenses	$10,576	$5,855	$4,721
Professional and consultant fees	9,273	1,790	7,483
Other general and administrative	3,485	1,071	2,414
Total general and administrative expenses	$23,334	$8,716	$14,618

General and administrative expenses were $23.3 million for the three months ended September 30, 2025 compared to $8.7 million for the three months ended September 30, 2024. The increase of $14.6 million in general and administrative expenses for the three months ended September 30, 2025 was primarily due to an increase in professional and consultant fees of $7.5 million, including a $4.1 million increase in legal fees, an increase in compensation costs of $4.7 million due to increased headcount, including a $3.1 million increase in stock-based compensation, an increase in marketing-related costs of $0.7 million, and an increase in insurance, fees, and other costs of $1.7 million.

Other Income (Expense), Net

Other income, net, for the three months ended September 30, 2025 was $7.3 million compared to $7.9 million for the three months ended September 30, 2024. The $0.6 million decrease was driven by a decrease in interest income earned related to cash equivalents and marketable securities balances and interest expense related to debt acquired through SPV and Biovire, with no corresponding interest expense in the prior period.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Revenue:
Commercial and development revenue	$1,508	$—	$1,508
License and collaboration revenue	210	683	(473)
Total revenues	1,718	683	1,035
Operating costs and expenses
Cost of sales	1,577	—	1,577
Research and development	86,683	55,302	31,381
General and administrative	55,532	21,998	33,534
Total operating costs and expenses	143,792	77,300	66,492
Loss from operations	(142,074)	(76,617)	(65,457)
Other income (expense), net:
Interest income, net	22,487	20,379	2,108
Other income (expense), net	(99)	(3)	(96)
Total other income, net	22,388	20,376	2,012
Net loss and comprehensive loss	$(119,686)	$(56,241)	$(63,445)

Commercial and Development Revenue

Commercial and development revenue was $1.5 million for the nine months ended September 30, 2025 compared to zero for the nine months ended September 30, 2024. As the Conversion Event occurred in July 2025, there was no corresponding commercial and development revenue in the prior period.

License and Collaboration Revenue

License and collaboration revenue was $0.2 million for the nine months ended September 30, 2025 compared to $0.7 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025 we recognized $0.2 million in license and collaboration revenue related to the Kissei License Agreement. During the nine months ended September 30, 2024, we recognized $0.5 million in license and collaboration revenue related to the Lepu License Agreement and $0.2 million in license and collaboration revenue related to the Kissei License Agreement.

Cost of Sales

Cost of sales was $1.6 million for the nine months ended September 30, 2025 compared to zero for the nine months ended September 30, 2024. As the Conversion Event occurred in July 2025, there was no corresponding costs in the prior period.

Research and Development Expenses

The following table summarizes our R&D expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
External clinical trial expenses	$57,060	$39,379	$17,681
Personnel-related expenses	24,730	14,458	10,272
Other research and development	4,893	1,465	3,428
Total research and development expenses	$86,683	$55,302	$31,381

R&D expenses were $86.7 million for the nine months ended September 30, 2025 compared to $55.3 million for the nine months ended September 30, 2024. The increase of $31.4 million in R&D expenses for the nine months ended September 30, 2025 was primarily due to an increase of $17.7 million in external clinical trial expenses related to higher CRO fees as patient enrollment increased, as well as an increase of $10.3 million in compensation costs due to increased headcount, including a $4.2 million increase in stock-based compensation, and an increase in other research and development costs of $3.4 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Personnel-related expenses	$28,750	$13,323	$15,427
Professional and consultant fees	17,651	5,393	12,258
Other general and administrative	9,131	3,282	5,849
Total general and administrative expenses	$55,532	$21,998	$33,534

General and administrative expenses were $55.5 million for the nine months ended September 30, 2025 compared to $22.0 million for the nine months ended September 30, 2024. The increase of $33.5 million in general and administrative expenses for the nine months ended September 30, 2025 was primarily due to an increase in compensation costs of $15.4 million due to increased headcount, including a $8.9 million increase in stock-based compensation, and increased professional and consultant fees of $12.3 million, which includes a $8.3 million increase in legal fees, as well as an increase in marketing-related costs of $2.2 million and an increase in insurance, fees, and other costs of $3.6 million.

Other Income (Expense), Net

Other income, net, for the nine months ended September 30, 2025 was $22.4 million compared to $20.4 million for the nine months ended September 30, 2024. The $2.0 million increase was driven by higher interest income earned related to cash equivalents and marketable securities balances, partially offset by $0.1 million of interest expense related to debt acquired through SPV and Biovire, with no corresponding interest expense in the prior period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales of cretostimogene and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of cretostimogene and any future product candidates. To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock, as well as through previously outstanding term debt. From inception through September 30, 2025, we have received aggregate gross proceeds of $1,032.9 million from the sale of shares of our common stock through our public offerings and our redeemable convertible preferred stock. In addition, through September 30, 2025, we have recognized $26.3 million in license and collaboration revenue through our license and collaboration agreements. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $680.3 million.

At-the-Market Offering

On March 28, 2025, we entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, up to $250 million of shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3ASR with the SEC, which contains a base prospectus, covering an unlimited amount of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, covering the offering, issuance and sale of up to a maximum aggregate offering price of $250 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. During the three months ended September 30, 2025, 1,515,151 shares were sold under the Jefferies Sales Agreement, at a price of $33.00 per share. The Company received net proceeds of $48.7 million, after deducting discounts and commissions and other offering expenses.

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

Material Cash Requirements for Known Contractual and Other Obligations

During the three and nine months ended September 30, 2025, there have been no material changes outside of the ordinary course of business in the composition to the material contractual obligations or commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Material Cash Requirements for Known Contractual and Other Obligations” included in the 2024 Annual Report.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(96,130)	$(58,051)
Net cash used in investing activities	(170,317)	(311,669)
Net cash provided by financing activities	54,524	404,865
Net increase (decrease) in cash, cash equivalents and restricted cash	$(211,923)	$35,145

Operating Activities

During the nine months ended September 30, 2025, operating activities used $96.1 million of cash, primarily resulting from our net loss of $119.7 million, as well as accretion of the discount on short-term investments of $2.0 million, partially offset by non-cash stock-based compensation charges of $19.5 million and net cash provided by changes in our operating assets and liabilities of $6.3 million.

During the nine months ended September 30, 2024, operating activities used $58.1 million of cash, primarily resulting from our net loss of $56.2 million, accretion of the discount on short-term investments of $6.2 million, and net cash used in changes in our operating assets and liabilities of $2.0 million, partially offset by $6.4 million of non-cash stock-based compensation charges.

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $170.3 million, primarily due to $770.1 million of purchases of marketable securities and $22.0 million, net of cash acquired, for the acquisition of SPV and Biovire through the Conversion Event, partially offset by proceeds from sales and maturities of short-term investments.

During the nine months ended September 30, 2024, net cash used in investing activities was $311.7 million, primarily due to purchases of marketable securities offset by proceeds from sales and maturities of short-term investments.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $54.5 million, consisting primarily of proceeds of $49.0 million from the sale of our common stock pursuant to the Jefferies Sales Agreement, net of issuance costs, and proceeds from exercise of options of $5.8 million, partially offset by deferred offering costs of $0.3 million.

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

Recently Issued Accounting Standards

A description of recently issued accounting standards that may potentially impact our financial position, results of operations and cash flows is included in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our exposure to market risk is limited primarily to interest rate sensitivity. As of September 30, 2025, we had cash, cash equivalents and marketable securities of approximately $680.3 million, which consisted primarily of money market funds and marketable securities, comprised of fixed income securities (U.S. Treasury bills).

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

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, we provided, in supplemental form (Supplemental Risk Factors), updates to our risk factors from those previously disclosed in Part I, Item 1A, “Risk Factors” of our 2024 Annual Report. Our risk factors disclosed in Part I, Item 1A of our 2024 Annual Report provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report, together with the Supplemental Risk Factors, for a more complete understanding of the risks and uncertainties material to our business. Other than the Supplemental Risk Factors, there have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On January 24, 2024, our registration statement on Form S-1 (File No. 333-276350) was declared effective by the SEC for our initial public offering. At the closing of our initial public offering on January 29, 2024, we sold 23,000,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 3,000,000 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $437.0 million, which resulted in net proceeds to us of approximately $399.6 million, after deducting underwriting discounts and commissions of approximately $30.6 million and offering-related transaction costs of approximately $6.8 million. As of September 30, 2025, we estimate that we have used approximately $279.6 million of the proceeds from our initial public offering for general corporate purposes, including to fund the research and development of cretostimogene, manufacturing and pre-commercial activities, and to fund a contract manufacturing organization that provides us with clinical supply of cretostimogene. There has been no material change in the planned use of proceeds from that described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

From time to time, our Section 16 officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K) for the purchase or sale of our securities. During the three months ended September 30, 2025, except for Arthur Kuan's adoption of a 10b5-1 plan for the purchase of our securities, none of our officers or directors adopted, modified or terminated any such trading arrangements.

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares to be Purchased	Expiration Date
Arthur Kuan, Chairman and Chief Executive Officer	Adoption	September 15, 2025	X		690,420	The earliest to occur of (i) September 15, 2026, and (ii) the date the aggregate number of shares of stock purchased under the plan is 690,420 shares.

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	S-1/A	01/18/24	3.3
3.2	Amended and Restated Bylaws	S-1	01/02/24	3.4
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	01/18/24	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 28, 2023, as amended, by and among the Registrant and certain of its stockholders	S-1/A	01/18/24	4.2
10.1	Form of Performance Based Restricted Stock Unit Agreement (2024 Incentive Award Plan)				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CG Oncology, Inc.

Date: November 14, 2025	By:	/s/ Arthur Kuan
Arthur Kuan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Robert Lapetina
Robert Lapetina
Vice President, Financial Planning & Analysis
(Principal Financial and Accounting Officer)