Form 10-K
period 2025-12-31
CG Oncology, Inc.
filed 2026-02-27
CIK 1991792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2025 (the last trading day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.7 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of 26.00 per share.

As of February 25, 2026, the registrant had 84,435,200 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

i

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including: statements regarding our future results of operations and financial position, business strategy, research and development plans; the anticipated timing, costs, design and conduct of our ongoing and planned clinical trials and preclinical studies for cretostimogene and any future product candidates; the potential therapeutic benefits of cretostimogene for high-risk and intermediate-risk NMIBC patients and its potential to have best-in-disease durability and tolerability and to meaningfully improve patient outcomes, the importance of the data as they relate to addressing bladder cancer, and the potential for the two-step administration process to deliver equivalent or better results compared to the five-step administration process; the timing and likelihood of regulatory filings and approvals for cretostimogene and any future product candidates; our ability to commercialize cretostimogene and any future product candidates, if approved; the pricing and reimbursement of cretostimogene and any future product candidates, if approved; the potential to develop future product candidates; the potential benefits of strategic collaborations and potential to enter into any future strategic arrangements; the timing and likelihood of success, plans and objectives of management for future operations; and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

RISK FACTORS SUMMARY

The risks described in the section titled “Risk Factors” in Part I of this Annual Report could impact our ability to realize the full benefits of our strengths or execute all or part of our strategy. Some of the more significant risks described in “Risk Factors” include the following:

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
•
We rely on Biovire and third parties for the manufacture and shipping of cretostimogene for clinical development and if approved by the FDA, will rely on third parties for the manufacture, supply and shipping of cretostimogene for commercialization, and expect to continue to do so for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of cretostimogene or future product candidates or such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

Risks Related to Commercialization of Cretostimogene and any Future Product Candidates

•
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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

•
We have a relatively limited operating history, have incurred significant operating losses since our inception, and expect to incur significant losses for the foreseeable future. We may never generate any revenue from our product candidates or become profitable or, if we achieve profitability, we may not be able to sustain it.
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

PART I

Item 1. Business.

Overview

We are a late-stage clinical biopharmaceutical company focused on developing and commercializing cretostimogene grenadenorepvec (cretostimogene), an investigational oncolytic immunotherapy with a dual mechanism of action designed both to eliminate cancer cells directly by selective replication and indirectly by activating an anti-tumor immune response, as a potential backbone therapy in a broad range of patients afflicted with bladder cancer. Cretostimogene is currently in clinical development for the treatment of patients with high-risk and intermediate-risk non-muscle invasive bladder cancer (NMIBC), which potentially represents up to 150,000 addressable patients.

We are evaluating the safety and efficacy of cretostimogene as a monotherapy in BOND-003 Cohort C, our ongoing Phase 3 clinical trial in high-risk Bacillus Calmette-Guérin (BCG)-unresponsive NMIBC with carcinoma in situ (CIS), with or without Ta/T1 disease. Given the limitations of currently approved therapies, the next course of treatment for these patients with BCG-unresponsive tumors is radical cystectomy, which is the complete removal of the bladder. This surgery carries a significant social, functional and emotional burden for patients. As such, there is a significant unmet need for effective bladder-sparing treatments. We have completed enrollment for this cohort and reported potentially best-in-disease data in September 2025. This trial served as the basis for our Biologics License Application (BLA) submission for our initial indication to the U.S. Food and Drug Administration (FDA), which we initiated in the fourth quarter of 2025 and expect to complete in 2026. Cretostimogene has received both Fast Track and Breakthrough Therapy designations from the FDA for the treatment of high-risk BCG-unresponsive NMIBC with CIS with or without Ta or T1 papillary tumors. Additionally, in April 2024, we initiated BOND-003 Cohort P, an exploratory study evaluating cretostimogene monotherapy in high-risk BCG-unresponsive NMIBC with only Ta/T1 disease. Initial data from this Cohort was reported at the 2025 AUA Annual Meeting, with potentially best-in-disease data reported at the Society of Urologic Oncology (SUO) 26th Annual Meeting in December 2025. Based on internal research derived from the National Cancer Institute Surveillance, Epidemiology, and End Results Program’s (NIH SEER) database, secondary claims data analytics and management assumptions, the high-risk BCG-unresponsive NMIBC segment may represent up to 25,000 addressable patients.

We are also conducting a Phase 3 clinical trial, PIVOT-006, the first randomized registrational trial to evaluate an investigational therapy in intermediate-risk NMIBC assessing adjuvant cretostimogene following transurethral resection of the bladder tumor (TURBT), with enrollment completed in the third quarter of 2025. These patients with intermediate-risk NMIBC are encumbered by frequent tumor recurrence that requires repeat resection of the bladder tumors. Moreover, intravesical BCG is no longer recommended by guidelines for this patient population due to the continuous BCG shortage. We believe cretostimogene, if approved in intermediate-risk NMIBC, has the potential to serve as a first-in-class backbone therapy in this frontline adjuvant setting, for which there are currently no U.S. FDA approved options. Based on internal research derived from NIH SEER database, secondary claims data analytics and management assumptions, the intermediate-risk NMIBC segment may represent up to 50,000 addressable patients.

Additionally, we have multiple ongoing Phase 2 cohorts designed to generate data in high-risk BCG-exposed and BCG-naïve patients. In October 2024, we initiated CORE-008 Cohort A, a Phase 2 clinical trial in high-risk NMIBC patients who are naïve to BCG treatment, including patients with CIS and with or without Ta/T1 disease and patients with only Ta/T1 disease. Initial data from this Cohort were reported at the SUO Annual Meeting in December 2025. Based on internal research derived from NIH SEER database, secondary claims data analytics and management assumptions, the high-risk BCG-naïve NMIBC segment may represent up to 25,000 addressable patients. In March 2025, we expanded CORE-008 evaluating cretostimogene as a monotherapy in the high-risk BCG-exposed population (Cohort B). In addition, in April 2025, we initiated a third Cohort (Cohort CX), evaluating cretostimogene in combination with gemcitabine in both the high-risk BCG-exposed and BCG-unresponsive population. Based on internal research derived from NIH SEER database, secondary claims data analytics and management assumptions, the high-risk BCG-exposed NMIBC segment may represent up to 50,000 addressable patients. Notably, cretostimogene’s potential for combination with other therapies was assessed in a Phase 2 CORE-001 clinical trial evaluating cretostimogene in combination with the checkpoint inhibitor (CPI) pembrolizumab in high-risk BCG-unresponsive NMIBC patients.

We intend to develop a potentially category-defining, bladder-sparing therapeutic for patients afflicted with bladder cancer by evaluating cretostimogene for use in a broad range of bladder cancer indications, as shown in our pipeline below.

Our Cretostimogene Pipeline

Comprehensive Programs in High-Risk and Intermediate-Risk NMIBC Addressing a Multi-Billion Dollar Market Opportunity

COMPOUND/INDICATION	PHASE 1	PHASE 2	PHASE 3	MILESTONES
Cretostimogene Monotherapy High-Risk BCG-Unresponsive NMIBC (BOND-003 Cohort C)[1]				BOND-003 Cohort C long-term data expected 2026
Cretostimogene Monotherapy High-Risk BCG-Unresponsive NMIBC (BOND-003 Cohort P)[2]				BOND-003 Cohort P data presented at SUO 2025
Cretostimogene Monotherapy Intermediate-Risk NMIBC (PIVOT-006)				PIVOT-006 topline data expected 1H'26
Cretostimogene Monotherapy High-Risk BCG-Naïve NMIBC (CORE-008 Cohort A)				CORE-008 Cohort A updated results expected 2H'26
Cretostimogene Monotherapy High-Risk BCG-Exposed NMIBC (CORE-008 Cohort B)				CORE-008 Cohort B initiated 2H'25, data expected 2026
Cretostimogene + Gemcitabine High-Risk BCG-Exposed NMIBC (CORE-008 Cohort CX)				CORE-008 Cohort CX data expected 1H'26
Cretostimogene + Pembrolizumab High-Risk BCG-Unresponsive NMIBC (CORE-001)				CORE-001 24-month data presented at ASCO 2024

[1] Patients with carcinoma in situ, with or without high-grade Ta/T1 disease. [2] Patients with high-grade Ta/T1. Cohort P is a Phase 2 cohort of BOND-003 and currently not intended for regulatory approval. Notes: Timing and achievement of milestone events are based on Company estimates and subject to risks and uncertainties. Actual results may be materially different than projected.

4

Our Strengths

We believe our product candidate, cretostimogene, has a potential best-in-disease target product profile that supports our vision of cretostimogene as a potential backbone bladder-sparing therapy in bladder cancer. The key differentiating factors include:

•
Favorable monotherapy data. Cretostimogene demonstrated sustained, durable complete responses in high-risk BCG-unresponsive NMIBC, with a 75.5% CR at any time, and 46.4% of evaluable responders maintaining their response for at least 12 months and 41.8% at 24 months (CR rate observed in 46 out of 110 patients). This topline data shows that 90% of 12-month responders remain disease free at two years, as of June 23, 2025 cutoff in our Phase 3 BOND-003 Cohort C trial. The estimated 12- and 24-month duration of response (DOR) rates are 64.1% and 58.3%, respectively. Median DOR is 28 months and is ongoing.
•
Strong safety and tolerability profile. No Grade 3 or higher treatment-related adverse events (TRAEs) were observed and no patient discontinued cretostimogene due to TRAEs as of June 23, 2025 cutoff in our Phase 3 BOND-003 Cohort C trial. The median time to TRAE resolution was one day. No treatment-related discontinuation of cretostimogene was observed, and 97.3% of patients completed all expected treatments, demonstrating favorable patient adherence and compliance. The most common TRAEs (≥10%) were bladder spasm, pollakiuria, micturition urgency, dysuria, and hematuria.
•
Simple route of administration. Similar to the standard-of-care BCG therapy, cretostimogene is administered intravesically without changing practice workflow, and urology practices perform intravesical procedures regularly. This is unlike some treatment procedures that require a urologist to perform a cystoscopic examination that involves local anesthesia.

•
Potential for combination with other therapies. Cretostimogene, in combination with the CPI pembrolizumab produced an 82.9% CR at any time in our completed Phase 2 CORE-001 clinical trial, with no Grade 3 or higher TRAEs attributable to cretostimogene, demonstrating the potential benefits of using cretostimogene in a combination therapy. Cretostimogene’s combination potential is being further assessed in a Phase 2 CORE-008 Cohort CX clinical trial evaluating cretostimogene in combination with gemcitabine in high-risk BCG-exposed and BCG-unresponsive NMIBC patients.
•
Potential broad applicability across bladder cancer indications. Due to its novel dual mechanisms of action, cretostimogene has the potential to address a broad range of bladder cancer indications, including high-risk BCG-naïve, exposed and unresponsive NMIBC, as well as intermediate-risk NMIBC. Cretostimogene has the potential to be a first-in-class adjuvant therapy for patients with intermediate-risk NMIBC in the broadest label by AUO/SUO guideline definition that includes those with solitary high-grade Ta disease less than or equal to 3 cm in size. These patients are encumbered by frequent tumor recurrence that requires repeat resection of the bladder tumors. Also, there is incremental opportunity in muscle invasive bladder cancer (MIBC).

Bladder Cancer Overview

Bladder cancer is a heterogeneous disease and involves a number of different cancer stages, which can be segmented into NMIBC or MIBC. The American Cancer Society estimates that in 2026, approximately 85,000 people will be diagnosed with bladder cancer and that the disease will result in nearly 17,900 deaths. An estimated 730,000 people in the United States are currently living with the disease. NMIBC, which accounts for approximately 75% of newly diagnosed patients, describes earlier-stage bladder cancer that has not spread to the muscle wall. NMIBC can be further stratified by its specific risk profile, with high-risk NMIBC making up approximately 40% of the NMIBC patient population, at an elevated probability of disease progression to more aggressive MIBC within five years of initial diagnosis. Patients with intermediate-risk disease account for approximately 30% of total NMIBC diagnoses.

Current treatment for high-risk NMIBC typically involves TURBT followed by the intravesical (IVE) delivery of BCG therapy to induce an anti-tumor immune response. This treatment protocol has demonstrated therapeutic benefit with nearly 70% of patients achieving a CR following an initial induction course of therapy. However, approximately 50% of these patients will experience a recurrence of the tumor and few treatment options are available for patients whose disease becomes unresponsive to BCG treatment. While radical cystectomy is the current guideline recommended treatment for BCG-unresponsive NMIBC, only approximately 6% of patients with NMIBC elect to undergo cystectomy considering the significant social, functional and emotional burden associated with this procedure. Further complicating the treatment options available to patients with NMIBC is the ongoing shortage of BCG which has restricted patient eligibility to high-risk BCG-naïve NMIBC. Even among these patients a significant number of newly diagnosed, BCG-eligible, treatment-naïve patients in the United States may not receive sufficient BCG therapy, if at all. Moreover, patients with intermediate-risk NMIBC may not have access to BCG due to the shortage, despite the likely therapeutic benefit of earlier adjuvant BCG therapy, because high-risk patients are prioritized in line with guidance published by the National Comprehensive Care Network (NCCN) and guidance published jointly by the American Urological Association (AUA) and the SUO. Although intermediate-risk patients have lower risk of progression, this patient population is the most heterogeneous of all risk categories, comprising of mostly multifocal or frequently recurring low-grade lesions or high-grade Ta lesions less than 3 cm that are frequently refractory to current intravesical treatments. Therefore, the standard of care for management is centered on surgical removal of visible lesions via TURBT, which places similarly functional and emotional burden on intermediate-risk patients who experience frequent invasive surgery to minimize repeat disease recurrence.

Instances of refractory and recurrent disease, patient aversion to cystectomy and the ongoing BCG supply constraints, have created a sizeable unmet medical need for alternative NMIBC therapeutics that are both safe and efficacious. In addition to our registrational clinical trials in both high-risk and intermediate-risk NMIBC, we also initiated CORE-008, an open-label, multi-arm, multi-cohort Phase 2 clinical trial designed to assess the safety and efficacy of cretostimogene when administered as monotherapy in high-risk BCG-exposed and BCG-naïve NMIBC patients, as well as in combination in high-risk BCG-exposed and BCG-unresponsive NMIBC patients. BCG-exposed patients are classified as those with persistent, recurrent or progressive disease after BCG treatment but who do not meet the specific disease classification criteria requisite to be designated as BCG-unresponsive. BCG-naïve NMIBC is classified as patients who have not received any prior BCG therapy.

Our Strategy

We intend to become a leading company in the development and commercialization of innovative therapeutics to treat cancer, with an initial focus on bladder cancer. Key elements of our strategy to accomplish this objective include:

•
Pursue FDA approval of cretostimogene monotherapy in high-risk BCG-unresponsive NMIBC. We are evaluating the safety and efficacy of cretostimogene in BOND-003 Cohort C, our ongoing Phase 3 clinical trial. We have completed enrollment for this cohort and reported potentially best-in-disease data in September 2025. Given the significant unmet need in this indication, the FDA published initial guidance in 2018 (revised in August 2024) that stated a single-arm clinical trial in patients with BCG-unresponsive NMIBC that assess CR rate as the primary endpoint, taking DOR into account, may be appropriate for full approval. Based on this guidance, and the trial data, our BOND-003 Cohort C trial served as the basis for our BLA submission to the FDA, which we initiated in the fourth quarter of 2025 and expect to complete in 2026.
•
Expand the development of cretostimogene monotherapy as a potential backbone therapy across NMIBC indications. In addition to evaluating cretostimogene in patients with high-risk BCG-unresponsive NMIBC, and in light of the significant and ongoing global shortage of BCG, we intend to evaluate the safety and efficacy of cretostimogene as an alternative to BCG therapy in additional bladder cancer indications, including: (1) patients diagnosed with intermediate-risk NMIBC, assessed in our Phase 3 PIVOT-006 clinical trial; and (2) patients with high-risk BCG-exposed and BCG-naïve NMIBC in our open-label multi-cohort Phase 2 CORE-008 clinical trial. Our goal is to develop cretostimogene as a bladder-sparing backbone therapeutic for patients afflicted with bladder cancer. With approximately 85,000 new U.S. diagnoses per year and over 730,000 patients living with bladder cancer in the United States, according to the American Cancer Society, we believe cretostimogene, if approved, has the potential to address the significant unmet need in bladder cancer treatment.
•
Continue to evaluate cretostimogene in combination with other therapies, such as checkpoint inhibitors, to potentially further enhance its clinical utility across various stages of bladder cancer. As of January 30, 2026, cretostimogene had been administered in over 740 patients with a broad range of NMIBC risk profiles across multiple clinical trials and has been generally well-tolerated with no Grade 4 or 5 TRAEs observed and no treatment-related study discontinuations deemed related to cretostimogene. Based on observed tolerability data to date, we are evaluating the safety and efficacy of cretostimogene in combination with other therapies in addition to our monotherapy trials. These include our Phase 2 CORE-008 multi-cohort trial in high-risk NMIBC. We believe our approach to combine cretostimogene with other therapeutics across several bladder cancer indications may enhance the potential utility of our product candidate beyond our core strategy of targeting intermediate- and high-risk NMIBC via cretostimogene monotherapy.

•
Build our operational capabilities to successfully commercialize cretostimogene. In preparation for potential FDA regulatory approval for cretostimogene, we are in the process of building a capital-efficient, in-house commercial organization including field sales, marketing and market access capabilities to successfully commercialize cretostimogene in the United States. While the number of patients suffering from bladder cancer is large and growing, a high volume of patients is concentrated in a small number of high value targets and a significant portion of large urology practices including academic urology practices that are concentrated in the largest major metropolitan areas. We believe this concentration will potentially enable us to efficiently reach a large portion of our addressable market with a relatively small commercial footprint. Importantly, urology practices are already deeply familiar with IVE delivery of BCG in NMIBC. Cretostimogene is similarly administered via IVE in the clinic setting by a nurse or medical assistant and therefore does not require urologists nor anesthesia. We believe this could drive increased physician adoption and improve patient experience versus alternative treatments that require urology practices to learn an entirely new and unfamiliar procedure or to transfer them to a medical oncologist for treatment and follow-up.
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

Bladder Cancer

The human bladder, which functions in the storage and elimination of urine, is a hollow muscular organ composed of multiple tissue layers. As shown below, the inner wall of the bladder is the urothelium. The interior space where urine collects is known as the bladder lumen. The internal side of the urothelium is lined by a glycosaminoglycan (GAG) membrane, which acts as a protective barrier from urine as well as infectious agents. Between the thick, detrusor muscular portion of the bladder wall and the urothelium is the lamina propria, which consists of connective tissue, blood vessels and nerves. A fatty connective tissue layer makes up the organ’s exterior surface, facing the rest of the body.

The Anatomy of the Bladder Wall

Bladder wall interior
Bladder wall exterior
Transitional epithelium (Urothelium)
GAG layer
Bladder lumen
Lamina propria
Detrusor muscle
Fatty connective tissue

The American Cancer Society estimates that in 2026, approximately 85,000 people will be diagnosed with bladder cancer in the United States and that it will result in nearly 17,900 deaths. Notable is the disease prevalence with an estimated 730,000 people in the United States living with the disease. The relatively high prevalence rate is driven in part by chances of recurrence, which can be very high for NMIBC. It is estimated that approximately 15% to 61% of patients with high-risk NMIBC will develop recurrence within one year following treatment and approximately 31% to 78% of people with NMIBC will develop recurrence or a secondary bladder cancer within five years following treatment, depending on risk-factors. Bladder cancer is the sixth most common form of cancer in the United States, and men account for three-quarters of newly diagnosed cases. Patients with bladder cancer are generally from high-risk populations, with 74% of patients over 65 years old and a median age of 73 years old. The global bladder cancer treatment market has been forecast to be approximately $9.9 billion by 2028, according to Evaluate Pharma.

Bladder cancer is a heterogeneous disease and involves a number of different cancer sub-types. In the United States, the vast majority of patients with bladder cancer, accounting for approximately 90% of all diagnoses, have urothelial carcinoma (UC). UC is further segmented based on architecture into papillary and non-papillary tumors. Papillary UC involves tumors configured as finger-like projections extending from the urothelium into the bladder lumen. Non-papillary, or flat, UC, also known as CIS, which means the cancer is confined to the urothelium, is generally difficult to treat via resection because it tends to be diffuse and microscopic. The 5% of bladder cancer that is not UC includes variant histologies such as squamous cell carcinomas, adenocarcinomas, sarcomas and small cell carcinomas.

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

Bladder Cancer is Classified as either NMIBC or MIBC.

~75% of Newly Diagnosed Bladder Cancer Cases are NMIBC

~25% of Newly Diagnosed Bladder Cancer Cases are MIBC

Inside of the bladder wall
Bladder wall
Outside of the bladder wall
Lamina Propria
Inner Muscle
Deep Muscle
Non-Muscle Invasive Bladder Cancer
NMIBC
Muscle Invasive Bladder Cancer
MIBC
CIS
Ta
T1
T2a
T2b
T3
T4
Carcinoma in Situ (CIS)
Non-Invasive Papillary Carcinoma
Tumor Invades Connective Tissue
Tumor Invades Superficial Muscle
Tumor Invades Deep Muscle
Tumor Invades Perivesical Tissue
Tumor Invades Adjacent Tissue and Organs

Cancer of the Urinary Bladder - Cancer Stat Facts. SEER. Chang et al 2016. J Urol. 196:1021-1029.

NMIBC may be further differentiated by the risk of progression to MIBC. NMIBC with high-grade Ta or T1 stage cancer, any cancer containing CIS (which can occur in any grade of NMIBC or MIBC), and large volume or recurrent Ta stage tumors are considered to be high-risk tumors. Approximately 40% of patients with NMIBC have high-risk disease. Intermediate-risk NMIBC includes mostly low-grade Ta tumors that recur within 12 months, solitary low-grade Ta tumors greater than three centimeters, multifocal low-grade Ta tumors, high-grade Ta tumors less than or equal to three centimeters, or low-grade T1 tumors. Intermediate-risk NMIBC accounts for an estimated 30% of patients with NMIBC. Low-risk NMIBC consists of primary low-grade solitary Ta stage tumors and makes up the remaining 30% of NMIBC cases.

Current Treatment for NMIBC and its Limitations

Regardless of risk stratification, treatment of NMIBC generally involves TURBT, a surgical procedure involving an instrument inserted through the urethra enabling the visual inspection and biopsy of the lesion along with removal of the cancerous cells allowing a patient with NMIBC to retain normal bladder function. Use of TURBT alone is associated with a five-year estimated recurrence rate of approximately 44% to 63% and remains a backbone of early NMIBC treatment regimen. Many CIS-containing tumors cannot be resected using TURBT because they are diffuse and often microscopic. Progression to a more advanced stage or grade subsequent to initial diagnosis is also commonly encountered. As such, in both high-risk and intermediate-risk NMIBC, surgical removal of NMIBC tumors through TURBT is often accompanied by the delivery of adjuvant BCG therapy or chemotherapy, through IVE delivery.

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

In January 2020, pembrolizumab, sold by Merck, was approved by the FDA to treat high-risk BCG-unresponsive NMIBC as monotherapy based on the results of the KEYNOTE-057 Phase 2 clinical trial. In the cohort of participants with CIS tumors, with or without papillary tumors, 39 of 96 patients, or 41%, had a CR at 3 months, with the median DOR being 16.2 months. The percentage of trial participants with a CR declined to 19% at 12 months. Among the trial cohort involving high-risk BCG-unresponsive non-CIS papillary tumors the 12-month disease free survival (DFS) rate was 43.5% with a median DFS of 7.7 months. Patients in KEYNOTE-057 were administered systemic pembrolizumab by a medical oncologist by infusion every 3 weeks for up to 24 months or until disease persistence, recurrence, progression, unacceptable toxic effects, or withdrawal of consent. Across both trial cohorts, Grade 3 or 4 toxicities were observed in 13% of participants, of which the most common were hyponatremia and arthralgia. Serious treatment-related adverse events were noted in 8% of patients, including but not limited to colitis, autoimmune nephritis, hyperthyroidism, lymphocyte count decrease, pulmonary embolism, and syncope. Seven percent of patients discontinued due to TRAEs (cholestatic hepatitis, hyponatremia, nephritis, and type 1 diabetes mellitus). In summary, this treatment provided relatively low efficacy for the relative high toxicity and has not been widely adopted.

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

In September 2025, gemcitabine intravesical system (TAR-200), produced by Johnson & Johnson, was approved by the FDA to treat high-risk BCG-unresponsive NMIBC with CIS, with or without papillary tumors. The approval was based on a Phase 2b clinical trial showing 82% CR and 51% of patients with a CR had a DOR ≥ 12 months. Grade ≥ 3 TRAEs occurred in 13% of patients, with urinary tract pain most frequent. Treatment-related serious AEs occurred in 6% of patients, with cystitis with bladder pain (grade 2), pseudomonal cystitis (grade 3), UTI (grade 3), urosepsis with acute kidney injury (grade 3), and urinary tract pain (grade 3) occurring in one patient each, and 3.5% of patients had treatment-related discontinuation.

In June 2025, Urogen Pharma, Ltd.’s ZUSDURI™ (mitomycin), formerly known as UGN-102, a sustained-release gel formulation of mitomycin was approved for the treatment of adults with recurrent LG-IR-NMIB.The approval of ZUSDURI is based on data from the pivotal Phase 3 ENVISION trial in which 78% of patients achieved CR at three months, and 79% of those responders maintained complete response at 12 months after the three-month visit. While Grade 3 and 4 treatment-related adverse events were not reported, TRAEs of mild to moderate severity were reported as occurring in greater than 10% of participants. Serious adverse reactions occurred in 12% of patients who received ZUSDURI, including urinary retention (0.8%) and urethral stenosis (0.4%).

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

Given the significant unmet medical need, several additional potential treatments for NMIBC disease states are in various stages of clinical development and regulatory approval. There are multiple companies that have reported drug candidates in clinical development, including enGene, Inc.’s EG-70, an IVE-delivered IL-2 and RIG-I dual-agonist, Protara Therapeutics, Inc.’s TARA-002, an IVE-delivered cell therapy that elicits a TH1 pro-inflammatory cytokine response, and Relmada Therapeutics, Inc.'s NDV-01, an IVE-delivered formulation of gemcitabine and docetaxel in development for the treatment of NMIBC.

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

BCG has been in short supply for over ten years as demand has outpaced available production capacity. In light of these supply constraints, the use of BCG therapy has been curtailed. Some urology practices have no access to BCG, others provide only BCG induction, while others split the BCG dose to accommodate more patients. The NCCN and AUC/SUO guidelines no longer recommend BCG therapy for intermediate-risk NMIBC, instead indicating that BCG should be prioritized for high-risk NMIBC only. Moreover, even among BCG-eligible patients, drug shortages have in some cases necessitated a reduction from a full-dose course of treatment.

In October 2020, Merck announced plans to build an additional BCG manufacturing site and has stated that construction is underway, with the new facility expected to be fully operational by late 2026. The current market is only producing 69% of the estimated BCG need based on 2018 baseline volume; even with additional supply, the annual supply gap could be significant. We believe that disease recurrence after BCG therapy, together with current and anticipated ongoing supply shortages, highlights a significant unmet medical need for alternative NMIBC therapeutics which are both safe and efficacious, particularly in the intermediate- and high-risk NMIBC patient populations for whom BCG therapy is not available.

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

Cretostimogene: Our Product Candidate for Intermediate- and High-Risk NMIBC

Cretostimogene is an investigational oncolytic immunotherapy with a dual mechanism of action designed both to eliminate cancer cells directly by selective replication and indirectly activating an anti-tumor immune response. Our ongoing open-label Phase 3 clinical trial, BOND-003, is designed to assess the safety and efficacy of cretostimogene in high-risk BCG-unresponsive NMIBC when administered as a monotherapy. We have completed enrolling patients with high-risk NMIBC with CIS and with or without Ta/T1 disease who are unresponsive to BCG in the BOND-003 Cohort C trial and reported potentially best-in-disease data in September 2025. This trial served as the basis for our BLA submission for our initial indication to the FDA, which we initiated in the fourth quarter of 2025. We have also completed CORE-001, our open-label Phase 2 clinical trial evaluating the safety and efficacy of cretostimogene when used in combination with pembrolizumab in this same patient population. We believe the clinical trial results observed to date reflect the differentiated therapeutic potential of cretostimogene.

Cretostimogene, as both a monotherapy and in combination with other therapies, has shown a potential best-in-class target product profile. See “—Overview of Topline Data from BOND-003 Cohort C Trial.”

We are also evaluating the tolerability and efficacy of cretostimogene monotherapy in high-risk BCG-unresponsive NMIBC with only Ta/T1 disease in BOND-003 Cohort P, and have initiated CORE-008 Cohort A, our Phase 2 clinical trial in high-risk NMIBC which are naïve to BCG treatment, including patients with CIS and with or without Ta/T1 disease and patients with only Ta/T1 disease. In March 2025, we expanded CORE-008 into the high-risk BCG-exposed population (Cohort B), evaluating cretostimogene as a monotherapy and in April 2025 we initiated a third cohort (Cohort CX), evaluating cretostimogene in combination with gemcitabine in the high-risk BCG-exposed and BCG-unresponsive population. In intermediate-risk NMIBC, we initiated our second Phase 3 clinical trial, PIVOT-006, evaluating adjuvant cretostimogene in intermediate-risk NMIBC following transurethral resection of the bladder tumor (TURBT), with enrollment completed in the third quarter of 2025. On January 9, 2026, we announced an expedited timeline for the topline data readout now expected in the first half of 2026.

Our ongoing and planned clinical trials and the specific NMIBC patient population to be evaluated are presented in the following chart.

Clinical Trials are Ongoing or Planned to Evaluate Cretostimogene in a Range of NMIBC Patient Populations

We believe patients with NMIBC with BCG-unresponsive disease are unlikely to benefit from further BCG therapy. Additionally, given the patient burden and mortality associated with cystectomy, bladder preservation through the avoidance or delay of cystectomy is an intended outcome of new therapeutic product candidates for bladder cancer. We believe our approach is supported by the February 2018 draft FDA guidance, revised in August 2024, regarding clinical trial design targeting BCG-unresponsive, CIS-containing NMIBC that stated that a single-arm trial with CR rate as the primary endpoint, taking DOR into account, may be appropriate for full approval. As of December 31, 2025, there were four products that have received full FDA approval based on data from single-arm clinical trials following the issuance of the guidance.

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

Overview of Cretostimogene’s IVE Administration into the Bladder

Cretostimogene is Intravesically Administered into the Bladder, Similar to Standard-of-Care BCG Therapy Which Urology Practices Perform Regularly

GAG Layer
Tumor
Standard Catheter
Cretostimogene

Procedure Can Be Prepared and Administered By:
Medical Assistant, Nurse, Nurse Practitioner, Physician Assistant, or Urologist

DDM	~15 minutes
Cretostimogene	~45 to 60 minutes

BCG = Bacillus Calmette Guerin. DDM = n-Dodecyl β-D-maltoside. GAG = glycosaminoglycan.

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

CR Data from BOND-002 Trial

Overview of Safety Data in BOND-002 Trial

Safety and Tolerability Data from BOND-002 Trial

In addition to the 65 patients enrolled per the trial protocol, the safety results above included three additional patients, two who were dosed with cretostimogene for compassionate, single-use patient INDs and one more determined not to have baseline NMIBC retrospectively. Cretostimogene was generally well-tolerated and most TRAEs were limited to Grade 1 to 2, only two Grade 3 TRAEs involving dysuria and hypotension (both of which were resolved), and no Grade 4 or 5 TRAEs. Furthermore, eight serious adverse events (SAEs) were reported but were determined not related to cretostimogene. Adverse events are generally classified as SAEs if they are fatal or life-threatening, result in inpatient hospitalization or prolongation of an existing hospitalization, or result in persistent or significant disability or incapacity, as well as other medically significant events that may jeopardize the patient or require medical or surgical intervention. Regardless of grade, a TRAE can be classified as an SAE if it meets the aforementioned criteria.

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

The initial induction course of therapy is six weekly doses of cretostimogene containing 1x1012 VPs per milliliter. Patients who achieve a CR at month three receive maintenance treatments, involving three weekly cretostimogene doses administered at the same concentration every three months for the first 12 months and every six months for the next 24 months. Patients who do not achieve a CR after the first induction course may receive a second induction course of six weekly cretostimogene treatments at month 3, rather than the maintenance course involving three weekly treatments. The primary endpoint of the BOND-003 trial is CR at any time subsequent to induction. We have completed enrollment for this trial and reported topline data for BOND-003 Cohort C in December 2024, which was updated in March 2025, April 2025, and September 2025.

Enrollment of Additional Cohort in BOND-003 Trial

We added an additional cohort (BOND-003 Cohort P) of up to 75 patients to evaluate the safety and efficacy of cretostimogene as a monotherapy in the treatment of patients with high-risk BCG-unresponsive NMIBC, Ta or T1 without CIS that have received adequate BCG therapy. The primary endpoint of this cohort is overall event-free survival, with secondary endpoints including safety, high-grade recurrence-free survival (RFS), low-grade RFS, PFS, cystectomy-free survival, and bladder cancer specific survival.

Overview of Topline Data from BOND-003 Cohort C Trial

Topline data from the Phase 3 BOND-003 Cohort C that was presented as a late-breaking abstract at the 2024 SUO Annual Meeting showed that cretostimogene, as a single agent, achieved a 74.5% complete response (CR) at any time in high-risk BCG-unresponsive NMIBC. As of the data cutoff of September 30, 2024, by Kaplan-Meier estimate, 63.5% and 56.6% of patients remained in response at 12 months or greater and at 24 months or greater, respectively, while the median DOR was not reached but exceeds 27 months. The study was updated in a late-breaking abstract at the 40th Annual European Association of Urology (EAU) Congress in March 2025, and at the 2025 AUA Annual Meeting in April 2025. In September 2025, we reported updated topline data that showed 12 additional patients with NMIBC were in CR at 24 months. The 24-month complete response landmark rate of 41.8% (CR rate observed in 46 out of 110 patients) for cretostimogene monotherapy reaffirms the potential best-in-disease durability that we announced at the 2025 AUA Annual Meeting in April 2025. The study reported 75.5% CR at any time and 41.8% at 24 months with 46 confirmed CRs as of the cutoff date of June 23, 2025. The estimated 12- and 24-month DOR rates are 64.2% and 60.1%, respectively. Median DOR is 28 months and is ongoing. Notably, 96.6% of patients were free from progression to muscle invasive disease at 24 months.

Overview of Interim Safety Data from BOND-003 Cohort C Trial

Cretostimogene was generally well-tolerated in this trial as of the June 23, 2025 safety data cutoff, with mostly Grade 1 or Grade 2 adverse events reported and no Grade 3 or higher TRAEs or deaths reported. The median time to TRAE resolution was one day. There were no treatment discontinuations due to TRAEs, and 97.3% of patients completed all expected treatments, demonstrating favorable patient adherence and compliance. Two patients (1.8%) had SAEs, including Grade 2 noninfective cystitis, and Grade 2 clot retention, both of which resolved. The most common TRAEs (≥10%) were bladder spasm, pollakiuria, micturition urgency, dysuria, and hematuria.

Overview of Translational Data from BOND-003 Cohort C Trial

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

Overview of Topline Data from BOND-003 Cohort P Trial

Topline data from the Phase 3 BOND-003 Cohort P that was presented as a late-breaking abstract at the SUO 26th Annual Meeting in December 2025 showed that cretostimogene, as a single agent in patients with BCG-UR papillary-only NMIBC, demonstrated encouraging High-Grade Event-Free Survival (HG-EFS). The study’s primary endpoint is HG-EFS, and as of the September 1, 2025 data cut-off, in 51 efficacy evaluable patients, Kaplan-Meier estimates of HG-EFS at 3- 6- and 9-months are 95.7% (95% CI 83.8 – 98.9), 84.6% (95% CI 68.6 – 92.9%) and 80.4% (95% CI 62.3-90.4%), respectively.

Overview of Interim Safety Data from BOND-003 Cohort P Trial

A favorable safety and tolerability profile was observed as of the September 1, 2025 safety data cutoff, with no Grade 3 or greater TRAEs and no deaths reported. To date, no patients have undergone a radical cystectomy or progressed to MIBC. No treatment-related discontinuation of cretostimogene was observed. There were no missed doses, or dose delays due to TRAE. The most common TRAEs (≥10%) were bladder spasms, dysuria, pollakiuria, and hematuria.

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

Additional, Ongoing Clinical Trials

Cretostimogene Monotherapy for Intermediate-Risk NMIBC following TURBT

Phase 3 PIVOT-006 Clinical Trial

We initiated PIVOT-006 in November 2023, which is a randomized Phase 3 trial intended to assess the safety and efficacy of adjuvant cretostimogene when administered as monotherapy to patients with intermediate-risk NMIBC (IR-NMIBC) following TURBT. This is a two-arm trial enrolling up to 364 patients with IR-NMIBC, one arm to be administered cretostimogene following the standard of care TURBT with the second arm receiving the standard of care TURBT only. If IR-NMIBC recurrence is noted in the surveillance arm, patients will be eligible to receive intravesical cretostimogene. The initial induction course is six weekly doses of cretostimogene containing 1x1012 VPs per milliliter. We expect that patients who are recurrence-free at month three will receive a maintenance course involving three weekly cretostimogene doses administered at the same concentration, in months 3 and 6, followed by single weekly doses in months 9 and 12. The primary endpoint of this trial is overall RFS, with secondary endpoints including RFS at 12 and 24 months and PFS. RFS is based on time to last cystoscopic evaluation or time to disease relapse where relapse is defined as any grade bladder cancer recurrence. The first patient was dosed in February 2024. In September 2025, we completed enrollment for this trial approximately one year ahead of schedule, underscoring patients’ and physicians’ interest in cretostimogene and the significant unmet need in IR NMIBC. PIVOT-006 is one of the largest randomized Phase 3 studies in this patient population, encompassing the broadest range of patient types per AUA/SUO Guidelines including HG Ta solitary lesions less than 3cm. On January 9, 2026, we announced an expedited timeline for the topline data readout now expected in the first half of 2026.

Cretostimogene Monotherapy for High-Risk NMIBC

Phase 2 CORE-008 Clinical Trial

The study is an open-label multi-cohort Phase 2 trial intended to assess the safety and clinical outcomes of cretostimogene in treating patients with high-risk NMIBC including BCG-exposed and BCG-naïve NMIBC. Each cohort is expected to enroll at least 60 patients. BCG-exposed patients are classified as those with NMIBC with persistent, recurrent or progressive disease after BCG treatment but do not meet the specific disease classification criteria to be designated BCG-unresponsive. BCG-naïve patients are classified as those patients with NMIBC who have not received any prior BCG therapy. After an induction course of therapy of six weekly doses of cretostimogene containing 1x1012 VPs per milliliter, we expect that patients who achieve a CR will receive a maintenance course at the same concentration every three months until disease recurrence. We expect that patients who do not achieve a CR after the initial induction course will receive a second induction course at the same concentration followed by the same maintenance course if they achieve a CR. The targeted efficacy endpoints of this trial are expected to include CR at any time following induction, CR at 12 months, DOR and PFS. We initiated Cohort A in BCG-naïve patients in the second half of 2024, with first results reported in December 2025 at the 26th SUO Annual Meeting.

We also initiated Cohort B in BCG-exposed patients in March 2025, and in April 2025, we initiated a third Cohort (Cohort CX), evaluating cretostimogene in combination with gemcitabine in the high-risk BCG-exposed and BCG-unresponsive population, with first results expected in the first half of 2026.

Overview of First Results from CORE-008 Cohort A Trial

The first results from CORE-008 Cohort A demonstrate that cretostimogene monotherapy has promising clinical efficacy, tolerability, and safety in patients with high-risk, BCG-naïve NMIBC with CIS, compared with outcomes observed in historical BCG-naive trials. The primary endpoint is CR at any time. As of the September 1, 2025 data cut off, the overall CR rate at any time in evaluable patients is 83.7% (41/49) (95% CI 70.3-92.7%).

Overview of Interim Safety Data from CORE-008 Cohort A Trial

The safety and tolerability profile is consistent with prior clinical trials of cretostimogene. The most common adverse events are low grade and localized to the bladder. There were no related SAEs, Grade 3+ adverse events or treatment-related discontinuations. No patients progressed to MIBC or metastatic disease.

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

Systemic administration of cisplatin is often used as neoadjuvant chemotherapy in the treatment of MIBC. However, as many as 50% of patients are ineligible to receive cisplatin because of existing co-morbidities such as decreased renal function or neuropathy in which case CPIs are the standard of care. We evaluated the use of intravesical cretostimogene in combination with the CPI nivolumab as a treatment for MIBC, including by our support of CORE-002, a single-arm exploratory investigator-sponsored clinical trial of 21 cisplatin-ineligible patients with no evidence of distant metastases prior to radical cystectomy. Intravesical cretostimogene induction therapy is accompanied by IV nivolumab dosed week 2 and week 6 followed by TURBT or cystectomy. The primary endpoint in this trial is safety; secondary endpoints include evaluations of pathological CR (pCR), RFS and changes in inflammatory status of tumors after combination therapy.

Among the 21 evaluable patients, the combination of cretostimogene and nivolumab had produced a pCR in 42.1% (n=19/21; 95% CI, 20-64%). Cretostimogene was well-tolerated among trial participants. There were no dose limiting toxicities or Grade 3 or higher treatment related or immune related adverse events. Additionally, 95% of participants completed all study treatments. There was no delay in time to radical cystectomy and no unexpected surgical complications from treatment. Importantly, investigators found that treatment response was not correlated with pre-treatment PD-L1 levels, and that the majority of PD-L1 negative patients had CRs. Additionally, the formation and maturation of tertiary lymphoid structure (TLS) in responders were observed, suggesting the mechanistic onset of anti-tumor humoral memory. TLS are special structures that form in areas of chronic inflammation and assist the immune system to fight cancer. These final clinical and translational results were published in Nature Medicine in November 2024.

Manufacturing

We continue to leverage third-party manufacturers to support the manufacturing of cretostimogene for clinical trials and, upon potential regulatory approval, we intend to rely on a similar working model for commercial manufacture. In July 2025, we obtained control of a contract manufacturing organization, Biovire, that provides clinical supply of cretostimogene, which allows us to strengthen our manufacturing supply continuity while continuing to rely on third-party manufacturers for the majority of the manufacturing of cretostimogene. Prior to becoming a majority-owned subsidiary, Biovire was a third-party provider of the clinical supply of cretostimogene used in our clinical trials. The acquisition better positions us to ensure a continued supply of cretostimogene for use in our clinical trials and commercialization, if approved. See Note 17 to our consolidated financial statements for more information regarding our acquisition of Biovire.

We currently have no plans to establish any additional manufacturing facilities. We believe this strategy will enable us to maintain a nimble, efficient and effective working model without making significant internal capital investments. We are currently focused on validating our processes and analytical methods for the manufacture of cretostimogene. We believe our high-yield and scalable processes could support commercial demand for cretostimogene to treat patients with high-risk BCG-unresponsive NMIBC, if approved. We work with third-party manufacturers for the production of cretostimogene and DDM. We currently obtain our supplies from these manufacturers on a purchase order basis and are in the process of establishing long-term supply agreements. As we advance toward potential commercialization, we believe that securing such agreements, as well as evaluating additional product manufacturing sources, will serve to de-risk our supply chain.

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

We will continue to face competition from current standard of care treatments, including BCG. To the extent Merck or another manufacturer increases the supply of BCG, there may be less demand for alternative treatments such as cretostimogene in BCG-naïve or BCG-exposed patients. In addition, there are numerous companies that have commercialized or are developing treatments for NMIBC, including Bristol Meyers Squibb, enGene Inc., Gilead Sciences, Inc., Hoffman-La Roche AG (Roche), ImmunityBio Inc., Johnson & Johnson Inc., Merck, Protara Therapeutics, Inc., Pfizer, Inc., Relmada Therapeutics, Inc., and UroGen Pharma, Inc.

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

As of February 26, 2026, we own eight patent families comprising five issued U.S. patents, twenty-eight issued foreign patents in Australia, New Zealand, China, Europe (Unitary Patent), Japan, Hong Kong, Singapore, Spain, Switzerland, Germany, France, Italy, the Netherlands, Poland, and the United Kingdom, two pending U.S. non-provisional patent applications, five pending U.S. provisional patent (PCT) applications, and twelve pending patent applications in jurisdictions outside of the United States.

With regard to cretostimogene, we own five issued U.S. patents and twenty-eight issued patents in Australia, New Zealand, China, Europe (Unitary Patent), Japan, Hong Kong, Singapore, Spain, Switzerland, Germany, France, Italy, the Netherlands, Poland, and the United Kingdom with claims covering methods of use using cretostimogene, including claims covering treatment schedules and combination therapy. These issued patents are expected to expire between 2036 and 2038, without accounting for potentially available patent term adjustments or extensions. We also own two pending U.S. applications and twelve related pending applications with claims covering methods of use using cretostimogene (including claims covering treatment schedules and combination therapy) in Australia, New Zealand, Japan, South Korea, China, Singapore, Hong Kong, and before the European Patent Office, and five pending PCT applications, and any patents that issue from these applications are expected to expire between 2036 and 2045, without accounting for potentially available patent term adjustments or extensions.

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

Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Adoption or expansion of price controls and cost-containment measures could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates, if approved, or a decision by a third-party payor to not cover our drug candidates could have a material adverse effect on our sales, results of operations and financial condition.

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

For example, in March 2010, the ACA, was enacted in the United States and substantially changed the way healthcare is financed by both the government and private insurers. There have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA, including efforts to repeal or replace certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may include (1) directives to reduce agency workforce, (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 142 employees, all of whom were full-time, 85 of whom were engaged in research and development activities and 22 of whom were engaged in commercial readiness activities. Thirty-two of our employees held advanced medical degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable: identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. Our standard employee benefits include paid and unpaid leaves, medical, dental and vision insurance coverage, a 401(k) plan, short- and long-term disability, life insurance, health savings and flexible spending accounts, paid time off, and an employee stock purchase plan. We also offer a variety of voluntary benefits that allow employees to select options that meet their needs, including a long-term care plan, an employee assistance program, and wellness programs. We benchmark our benefits program against others in our industry on an annual basis.

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

In addition, we may make formulation or manufacturing changes to cretostimogene or any future product candidate, in which case we may need to conduct additional preclinical studies or clinical trials to bridge our current version of cretostimogene or future product candidate to earlier versions. If we are unable to conduct such studies or trials, or if we otherwise fail to adequately bridge the current versions of our product candidates to earlier versions, then we may be unable to utilize any data we have gathered from studies or trials that evaluated such earlier versions in our planned regulatory submissions, which could delay our programs. For example, in our ongoing studies of cretostimogene we are utilizing materials produced by a different third-party manufacturer than the third-party manufacturer that produced cretostimogene during the initial clinical trials for cretostimogene, and we are unable to demonstrate full comparability between lots produced previously and those produced by our current manufacturer. As a result, we may be required to gather additional data utilizing material produced by our current third-party manufacturer before we are able to submit manufacturing information in a BLA for cretostimogene, if ever.

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

While we believe the data from our Phase 3 BOND-003 trial will support our BLA submission for cretostimogene, the FDA may determine that our Phase 3 BOND-003 data is insufficient to accept for filing the BLA submission that we have initiated or for BLA approval and may impose requirements for BLA resubmission, and even if accepted for filing by the FDA they may impose requirements to conduct additional clinical trials, or other significant and time-consuming requirements related to clinical data, nonclinical studies or manufacturing, or may issue a complete response letter (CRL). A CRL indicates that the review cycle for the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the BLA identified by the FDA and may include requirements to conduct additional clinical trials, or other significant and time-consuming requirements related to clinical data, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval, which would harm our business, financial condition, results of operations and prospects.

We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Successful and timely completion of clinical trials will require that we identify and enroll a specified number of patients for each of our clinical trials. We may in the future be unable to initiate or continue certain clinical trials for cretostimogene or any future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and characteristics of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidates being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of patients for each of our clinical trials and monitor such patients adequately during and after treatment. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting, which could adversely impact the outcomes of our trials and could have safety concerns for the potential patients. Potential patients for any planned clinical trials may also not meet the entry criteria for such trials.

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

We have not as an organization completed submission of a BLA, and we may be unable to do so for cretostimogene or any future product candidates.

Although we have completed the Phase 3 BOND-003 Cohort C trial for cretostimogene, we may need to successfully complete additional later-stage, pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market cretostimogene or any future product candidates. Carrying out later-stage clinical trials and the submission of a successful BLA or other comparable foreign regulatory submission is a complicated process. As an organization, we have completed one Phase 3 clinical trial of cretostimogene, and are conducting and plan to conduct additional Phase 3 clinical trials for cretostimogene. We also plan to conduct a number of additional clinical trials of cretostimogene in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert attention of management. We have limited experience as a company in preparing and submitting marketing applications and have not previously completed submission of or been accepted for filing a BLA or completed other comparable foreign regulatory submission for any product candidate. In addition, while we have had interactions with the FDA regarding our BLA submission for cretostimogene, we cannot be certain that our Phase 3 BOND-003 Cohort C trial for cretostimogene will be sufficient to support regulatory approval, even if we believe the results are sufficiently positive, or whether additional clinical trials of cretostimogene or any future product candidate will be required or how such additional trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our ongoing or planned clinical trials could prevent us from or delay us in submitting or completing the submission of BLAs or other comparable foreign regulatory submissions for and commercializing our product candidates.

We are developing cretostimogene in combination with other therapies, which exposes us to additional risks.

We are currently developing cretostimogene, and we may develop future product candidates, for use in combination with one or more currently approved cancer therapies. Even if cretostimogene or any future product candidate we develop was to receive regulatory approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with cretostimogene or a future product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. The known side effect profile of approved drugs, such as the checkpoint inhibitors we use in combination with cretostimogene, may otherwise negatively affect the results of our trials and could limit the number of patients and physicians who choose to adopt cretostimogene, if approved for use as combination therapy with such drugs. Combination therapies are commonly used for the treatment of cancer, and we will be subject to similar risks with respect to cretostimogene or any future product candidate we develop for use in combination with other drugs or biologics. Developing combination therapies using approved therapeutics, as we are currently doing for cretostimogene, also exposes us to additional clinical risks, such as the requirement that we demonstrate the safety, purity and potency (or efficacy) of each active component of any combination regimen we develop.

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

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, topline data from the Phase 3 BOND-003 Cohort C trial that was presented as a late-breaking abstract at the 2024 SUO Annual Meeting showed that cretostimogene, as a single agent, achieved a 74.5% CR at any time in high-risk BCG-unresponsive NMIBC, which was updated to 75.5% at the 2025 Annual EAU Congress. Additionally, we reported data from the Phase 3 BOND-003 Cohort C trial in April 2025 that showed 97.3% of patients were free from progression to muscle invasive disease at 24 months, which was updated to 96.6% in September 2025. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated, including with respect to the data from the Phase 3 BOND-003 Cohort C trial. Topline and preliminary data also remain subject to audit and verification procedures that may result, in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available. Interim data from clinical trials that we may complete are further subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

In addition, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. Moreover, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, including with respect to the data we reported from the Phase 3 BOND-003 Cohort C trial, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize cretostimogene and any future product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

A Breakthrough Therapy designation from the FDA may not lead to a faster development or regulatory review or approval process for cretostimogene, and it does not increase the likelihood that cretostimogene or any future product candidates will receive FDA approval.

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

Although we did not seek an accelerated approval pathway with respect to our current BLA submission for cretostimogene for the treatment of patients with high-risk NMIBC who are unresponsive to BCG therapy, we may in the future seek an accelerated approval pathway for cretostimogene with respect to any future product candidates. Prior to seeking approval for cretostimogene or any future product candidate we would seek feedback from the FDA and would otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or obtain any other form of expedited development, review, or approval. Furthermore, if we decide to submit an application for accelerated approval for cretostimogene or any future product candidate, there can be no assurance that such submission or application will be accepted or that any expedited development, review, or approval will be granted on a timely basis, or at all. The FDA could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review, or approval for cretostimogene or any future product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.

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

We rely on Biovire and third parties for the manufacture and shipping of cretostimogene for clinical development and, if approved by the FDA, will rely on third parties for the manufacture, supply and shipping of cretostimogene for commercialization, and expect to do so for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of cretostimogene or future product candidates or such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

Other than Biovire, which manufactures and conducts release testing of our cretostimogene drug product, we do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on Biovire for the production of drug product and a third party manufacturer for drug substance necessary for the manufacture of cretostimogene. We also rely on a third-party manufacturer for each of the production of drug substance and drug product necessary for the manufacture of DDM. We expect to continue to rely on these manufacturers for commercial manufacture if cretostimogene or any future product candidates receive regulatory approval. The facilities used by third-party manufacturers to manufacture cretostimogene or any future product candidate must be approved for the manufacture of such product candidate by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, Biovire and third-party manufacturers for compliance with cGMP requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have limited or no control over the ability of these manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of cretostimogene or any future product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market cretostimogene or any future product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of cretostimogene or any future product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of cretostimogene or any future product candidates.

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

For example, our IND for cretostimogene was previously placed on partial clinical hold by the FDA that was lifted in March 2020, primarily due to CMC-related issues attributable to product supplied by our prior third-party manufacturer, who was purchased by another third-party supplier, resulting in clinical development delays. While our acquisition of Biovire was intended to help mitigate the risk related to securing our supply of cretostimogene drug product, Biovire only provides a portion of the services in our manufacturing process and there is no guarantee that we will realize the benefit of our investment. In addition, while we are in the process of establishing long-term commitment or supply agreements for the commercial supply of cretostimogene, we do not currently have any such long-term commitments or supply agreements with our third-party manufacturers. We may be unable to establish any long-term supply agreements with third-party manufacturers or to do so on acceptable terms or at all, which increases the risk of failing to timely obtain sufficient quantities of cretostimogene or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

Any performance failure on the part of our existing or future manufacturers, suppliers or vendors could delay clinical development or regulatory approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant manufacturing of cretostimogene and DDM. In addition, there are a limited number of manufacturers capable of manufacturing viral therapies such as cretostimogene, and therefore any need to switch third-party manufacturers, including Biovire, may result in development and commercialization delays and increase our operating costs. If our existing or future third-party manufacturers and suppliers cannot perform as agreed or cannot fulfill our commercial supply requirements, we may be required to replace such manufacturers or suppliers and we may be unable to replace them on a timely basis or at all. If we later switch third-party manufacturers, we may be unable to demonstrate comparability between lots produced previously and those produced by such new third-party manufacturers, in which case we may be required to gather additional data utilizing material produced by such new third-party manufacturers before we are able to complete our BLA submission for cretostimogene or submit additional BLAs for cretostimogene or any future product candidate, if ever.

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

Because we currently rely on third parties, including Biovire, to manufacture cretostimogene and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are intentionally or inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s or other third party’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure of such technology or information would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs, surgical procedures and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. See the section titled “Risk Factors—Risks Related to Our Business Operations and Industry—Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain coverage for and commercialize cretostimogene or any future product candidates and may adversely affect the prices we may set” for additional related information.

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

If cretostimogene or any future product candidates are approved, they will compete with surgery, radiation, and drug therapy, including chemotherapy, BCG, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, antibody-drug conjugates, radiopharmaceuticals, immunotherapy, cell-based therapy, and targeted therapy, or a combination of any such methods, either approved or under development, which are intended to treat the same indications that we are targeting or may target, including through approaches that may prove to be more effective, have fewer side effects, be less costly to manufacture, be more convenient to administer or have other advantages over cretostimogene and any future product candidates. To the extent Merck & Co. (Merck) or another manufacturer increases the supply of BCG, there may be less demand for alternative treatments such as cretostimogene in BCG-naïve or BCG-exposed patients. There are numerous companies that have commercialized or are developing treatments for NMIBC that we will compete with, including Bristol Meyers Squibb, enGene Inc., Gilead Sciences, Inc., Hoffman-La Roche AG (Roche), ImmunityBio Inc., Johnson & Johnson Inc., Merck, Protara Therapeutics, Inc., Pfizer, Inc. and UroGen Pharma, Inc. For example, UroGen announced that the FDA approved Zusduri (intravesical mitomycin/sterile hydrogel) in LG-IR-NMIBC in June 2025. In addition, Johnson & Johnson received approval for Inlexzo for the treatment of patients with BCG-unresponsive high-risk non-muscle-invasive bladder cancer (HR-NMIBC) with CIS, with or without papillary tumors. The market for cretostimogene may be adversely affected and our opportunity to generate revenue from the sale of cretostimogene, if approved, could be adversely affected by the prior entry of other treatments for bladder cancer.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a relatively limited operating history, have incurred significant operating losses since our inception, and expect to incur significant losses for the foreseeable future. We may never generate any revenue from our product candidates or become profitable or, if we achieve profitability, we may not be able to sustain it.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a relatively limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2010, have no products approved for commercial sale and have not generated any revenue from the sale of our products. The limited revenue we have generated to date has been from Biovire’s operations and our collaboration agreements. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, conducting research, preclinical studies and clinical trials for our product candidate, cretostimogene, establishing our intellectual property portfolio, establishing arrangements with third parties for the manufacture of cretostimogene and supply of related raw materials, completing strategic transactions to support our biopharmaceutical product development, and providing general and administrative support for these operations. We have not yet demonstrated the ability to obtain regulatory approvals, manufacture products at commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue from product sales. If we are unable to successfully develop, obtain requisite approval for and commercialize cretostimogene or any future product candidates, we may never generate meaningful levels of revenue. Our net losses were $161.0 million and $88.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $379.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Cretostimogene and any future product candidates will require substantial additional development time and resources before we would be able to receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize cretostimogene and any future product candidates, as well as operate as a public company.

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

We believe, based on our current operating plan, that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations for at least the next twelve months from the date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our existing capital may not be sufficient to complete development of cretostimogene, or any future product candidates, and we will require substantial capital in order to advance cretostimogene and any future product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop cretostimogene or any future product candidates.

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

As of December 31, 2025, we had 142 full-time employees. As we continue development and pursue the potential commercialization of cretostimogene or any future product candidates, we will need to expand our financial, development, regulatory, manufacturing, information technology, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties and we may not be successful in doing so. Our future financial performance and our ability to develop and commercialize cretostimogene and any future product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives), and teaching hospitals and other healthcare providers, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biopharmaceutical companies to report information on the pricing of certain drug products; and some state and local laws that require the registration or pharmaceutical sales representatives.

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

Since its enactment, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include (1) directives to reduce agency workforce, (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

In addition, certain state laws govern the privacy and security of health-related and other personal information, many of which may differ from each other and from HIPAA, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. By way of example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, gives California residents a number of individual privacy rights related to how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (CPRA) imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary and confidential business information and personal information). Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors have or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular categories of personally identifiable information, which could result from incidents experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Although we currently hold cybersecurity insurance, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Legal proceedings, government investigations and enforcement actions can be expensive and time-consuming. For example, on March 4, 2024, ANI Pharmaceuticals, Inc. (ANI) filed a complaint against us in the Superior Court of the State of Delaware seeking (i) a declaratory judgment that a provision in an assignment and technology transfer agreement between us and ANI (formerly BioSante Pharmaceuticals, Inc.), dated November 15, 2010 (the ANI Agreement), obligates us to pay ANI 5% of worldwide net sales of cretostimogene, and (ii) compensatory damages alleging we were unjustly enriched by obtaining the benefit of certain non-patent assets without paying adequate consideration to ANI. On July 16, 2025, the Superior Court granted our motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene but denied our motion for summary judgment with respect to ANI’s unjust enrichment claim. On July 21, 2025, trial commenced regarding ANI’s unjust enrichment claim. On July 29, 2025, a jury entered a verdict in our favor and awarded no damages to ANI. We expect ANI will continue to pursue its claims, including through post-trial motions and appeals. We will continue to vigorously defend against ANI’s claims, including any post-trial motions and appeals that ANI my file. While we intend to vigorously defend this matter, such litigation could result in substantial costs and divert our management’s attention from other business concerns, cause us reputational damage, negatively affect our stock price and result in monetary damages. An adverse outcome resulting from any legal proceedings, investigations or enforcement actions could result in significant damages, awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could, in each case, have a material adverse effect on our business, financial condition, results of operations and prospects. Even if such a proceeding, investigation or enforcement action is ultimately decided in our favor, the investigation and defense thereof could require substantial financial and management resources.

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of intellectual property, products or technologies. For example, in July 2025, we acquired a controlling interest in Biovire, Inc. (Biovire), a contract manufacturing organization that provides our clinical supply of cretostimogene. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships and collaborations, joint ventures, restructurings, divestitures, business combinations, and investments. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits. Furthermore, we may experience losses related to investments in other companies, including as a result of failure to realize expected benefits or the materialization of unexpected liabilities or risks, which could have a material negative effect on our results of operations and financial condition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We acquired a controlling interest in Biovire, Inc., a contract manufacturing organization that provides our clinical supply and, if any of our product candidates are approved, we expect will provide our commercial supply of cretostimogene. We do not have experience operating a contract manufacturing organization, which organizations are highly regulated and provide services and offerings that are exacting and complex, and failure to operate Biovire’s business effectively may result in a material and adverse impact to our business.

In July 2025, we acquired a controlling interest in Biovire, a contract manufacturing organization that provides our clinical supply of cretostimogene. Additionally, if any of our product candidates that use cretostimogene receive marketing approval, we expect Biovire will provide our commercial supply of cretostimogene. Prior to our acquisition of Biovire, we did not have experience operating a contract manufacturing organization. As a result, we are reliant on Biovire’s management, employees, advisors and consultants to ensure its continued operations and compliance with applicable laws, regulations and contractual obligations, including to us as one of its largest customers.

Biovire’s business is not currently profitable, and we expect that we will need to continue to invest in Biovire to ensure its continued operations. While we do not currently anticipate Biovire’s operations and financial performance to have a material impact on our business, strategy, or financial performance, management may need to devote meaningful attention and resources to Biovire’s business in order for us to realize the anticipated benefits from our investment. It is possible that we do not realize any benefit from our investment in Biovire. It is also possible that if Biovire’s business is materially and adversely impacted, our reliance on Biovire as a key supplier of cretostimogene, may also materially and adversely impact our business.

Biovire operates in a highly regulated industry and is subject to various local, state, federal, national, and transnational laws and regulations, which include the operating, quality, and security standards of the FDA, the U.S. Drug Enforcement Administration, various state boards of pharmacy, state health departments, the HHS, similar bodies of the United Kingdom the European Union and its member states, and other comparable agencies around the world, and, in the future, any change to such laws and regulations or the interpretation or application thereof could adversely affect us. Among other rules affecting Biovire, it is subject to laws and regulations concerning cGMP and drug safety. New public health orders or best practice guidelines may increase Biovire’s costs to operate or reduce its productivity, thereby affecting its business, financial condition, or results of operations.

Although we believe that Biovire complies in all material respects with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of its operations with applicable laws and regulations. In addition, there can be no assurance that Biovire will be able to maintain or renew existing permits, licenses, or other regulatory approvals or obtain, without significant delay, future permits, licenses, or other approvals needed for the operation of its businesses. Any noncompliance by Biovire or its customers with applicable law or regulation or the failure to maintain, renew, or obtain necessary permits and licenses could have an adverse effect on Biovire’s results of operations and financial condition.

Additionally, Biovire’s performance and our ability to realize the benefits of our investment depend on Biovire’s ability to execute and improve, when necessary, its quality management strategy and systems and effectively train and maintain its workforce with respect to quality management. Quality management plays an essential role in determining and meeting customer requirements, preventing defects, and improving its offerings, and, despite its network of quality systems, a quality or safety issue, could have an adverse effect on its and our business, financial condition, stock price, or results of operations and may subject Biovire to regulatory action, including a product recall, product seizure, injunction to halt manufacture or distribution, or restriction on its operations; monetary fines; or other civil or criminal sanctions.

In each case, any adverse impacts on Biovire may have a material and adverse impact on our business, including if we are unable to timely locate and acquire an alternative supply of cretostimogene.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2025, we had net operating loss (NOL) carryforwards, which may be available to offset our future taxable income, if any. Our NOL carryforwards and other tax attributes are subject to expiration, review and possible adjustment by the Internal Revenue Service (IRS) and state tax authorities. Under current law, NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in a taxable year is limited to 80% of taxable income in such year.

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

As of February 27, 2026, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 7.2% of our outstanding common stock. As a result, such persons acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that apply to us. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

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

Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that our management are required to meet to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To continue to comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Cybersecurity Risk Management Strategy

We have implemented and maintain information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer devices, networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature.

We have developed our cybersecurity risk management program (cybersecurity framework), including a cybersecurity incident response plan, modeled after the National Institute of Standards and Technology Cybersecurity Framework’s (NIST CSF) principles: Identify, Protect, Detect, Respond, Recover, and Govern, and our cybersecurity framework is intended to address current vulnerabilities and anticipate and prevent future cybersecurity threats and risks to our Information Systems and Data.

Our cybersecurity framework is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes implementation and maintenance of various technical. physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, such as:

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. There can be no assurance, however, that our cybersecurity risk management program and processes, including our policies, controls or procedures, is fully implemented, complied with, and is effective in protecting our systems and information. For more information, see the section titled “Risk Factors—Risks Related to Our Business Operations and Industry—Our information technology systems, or those of any of our service providers, may fail or suffer security incidents and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.”

Cybersecurity Governance

Our Board addresses cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

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

Our management team, including our Senior Director of Information Technology, has a combined 35+ years of risk management experience and is responsible for assessing and managing our material risks from cybersecurity threats. The management team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The management team also has responsibility for approving budgets, helping prepare for cybersecurity incident responses, and approving cybersecurity processes. The experience of our management team encompasses leadership, development, and support of cybersecurity strategies, along with the implementation of policies and procedures. Furthermore, they possess a track record of proactively monitoring cybersecurity threats and promptly responding to and remediating cyber attacks.

Our management team supervises efforts that are designed to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

Our principal executive offices are located in Irvine, California and consist of approximately 1,249 square feet of office space leased until August 2026. We also lease additional office space in Emeryville, California and Branchburg, New Jersey, under leases which end in August 2028 and January 2030, respectively. In December 2025, we entered into a lease for additional office space in Dallas, Texas, which will commence in 2026 and has a term of approximately eight years. In addition, a lease was acquired in connection with the Conversion Event in July 2025 for office, manufacturing, and warehouse space, which ends in February 2030.We believe that our existing and planned facilities will be adequate for the foreseeable future and that suitable additional or substitute space will be available as and when needed.

Item 3. Legal Proceedings.

From time to time, we may be subject to other legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On March 4, 2024, ANI Pharmaceuticals, Inc. (ANI) filed a complaint against the Company in the Superior Court of the State of Delaware seeking (i) a declaratory judgment that a provision in an assignment and technology transfer agreement between the Company and ANI, dated November 15, 2010 (the ANI Agreement), obligates the Company to pay ANI a royalty on certain “net sales” of cretostimogene, and (ii) compensatory damages alleging the Company was unjustly enriched by obtaining the benefit of certain non-patent assets under the ANI Agreement without paying adequate consideration to ANI. On July 16, 2025, the Superior Court granted the Company’s motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene but denied the Company’s motion for summary judgment with respect to ANI’s unjust enrichment claim. On July 29, 2025, a jury entered a verdict in favor of the Company, unanimously rejecting all of ANI's claims for unjust enrichment damages. As a result and subject to the outcome of any post-trial motions or appeals brought by ANI, the Company will not owe ANI a future royalty of 5% on commercial sales of cretostimogene, no damages have been awarded to ANI, and there are no further payments due to ANI under the ANI Agreement. The Company will continue to vigorously defend any post-trial motions and appeals brought by ANI.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the ticker symbol “CGON” on the Nasdaq Global Select Market.

Holders of Common Stock

As of February 25, 2025, there were approximately 116 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

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

Stock Performance Graph

The following shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.

The following stock performance graph illustrates a comparison from January 25, 2024 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2025, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The figures represented below assume an investment of $100 in our common stock at the closing price of $37.17 on January 25, 2024 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on January 25, 2024, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future stock performance of our common stock.

$200
$150
$100
$50
$0
1/25/2024
12/31/2024
12/31/2025
CG Oncology, Inc
NASDAQ Biotechnology
NASDAQ Composite

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

The proceeds from the initial public offering are held in cash and cash equivalents and marketable securities. As of December 31, 2025, we estimate that we have used approximately $325.2 million of the proceeds from our initial public offering for general corporate purposes, including to fund the research and development of cretostimogene, manufacturing and pre-commercial activities, and to fund a contract manufacturing organization that provides us with clinical supply of cretostimogene. There has been no material change in the planned use of proceeds from that described in the final prospectus for our initial public offering filed with the SEC on January 25, 2024 pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Forward Looking Statements and Market Data.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk factors” in this Annual Report.

Additionally, our discussion and analysis below are focused on our financial results and liquidity and capital resources for the years ended December 31, 2025 and 2024, including year-over-year comparisons of our financial performance and condition for these years. Discussion and analysis of the year ended December 31, 2023 specifically, as well as the year-over-year comparison of our financial performance and condition for the years ended December 31, 2024 and 2023, are located in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report for the year ended December 31, 2024, as filed with the SEC on March 28, 2025, which is incorporated herein by reference.

Overview

We are a late-stage clinical biopharmaceutical company focused on developing and commercializing cretostimogene grenadenorepvec (cretostimogene), an investigational oncolytic immunotherapy with a dual mechanism of action designed both to eliminate cancer cells directly by selective replication and indirectly by activating an anti-tumor immune response, as a potential backbone therapy in a broad range of patients afflicted with bladder cancer. Cretostimogene is currently in clinical development for the treatment of patients with high-risk and intermediate-risk non-muscle invasive bladder cancer (NMIBC), which potentially represents up to 150,000 addressable patients.

We are evaluating the safety and efficacy of cretostimogene as a monotherapy in BOND-003 Cohort C, our ongoing Phase 3 clinical trial in high-risk Bacillus Calmette-Guérin (BCG)-unresponsive NMIBC with carcinoma in situ (CIS), with or without Ta/T1 disease. Given the limitations of currently approved therapies, the next course of treatment for these patients with BCG-unresponsive tumors is radical cystectomy, which is the complete removal of the bladder. This surgery carries a significant social, functional and emotional burden for patients. As such, there is a significant unmet need for effective bladder-sparing treatments. We have completed enrollment for this cohort and reported potentially best-in-disease data in September 2025. This trial served as the basis for our Biologics License Application (BLA) submission for our initial indication to the U.S. Food and Drug Administration (FDA), which we initiated in the fourth quarter of 2025 and expect to complete in 2026. Cretostimogene has received both Fast Track and Breakthrough Therapy designations from the FDA for the treatment of high-risk BCG-unresponsive NMIBC with CIS with or without Ta or T1 papillary tumors. Additionally, in April 2024, we initiated BOND-003 Cohort P, an exploratory study evaluating cretostimogene monotherapy in high-risk BCG-unresponsive NMIBC with only Ta/T1 disease. Initial data from this Cohort was reported at the 2025 AUA Annual Meeting, with potentially best-in-disease data reported at the Society of Urologic Oncology (SUO) 26th Annual Meeting in December 2025. Based on internal research derived from the National Cancer Institute Surveillance, Epidemiology, and End Results Program’s (NIH SEER) database, secondary claims data analytics and management assumptions, the high-risk BCG-unresponsive NMIBC segment may represent up to 25,000 addressable patients.

We are also conducting a Phase 3 clinical trial, PIVOT-006, the first randomized registrational trial to evaluate an investigational therapy in intermediate-risk NMIBC assessing adjuvant cretostimogene following transurethral resection of the bladder tumor (TURBT), with enrollment completed in the third quarter of 2025. These patients with intermediate-risk NMIBC are encumbered by frequent tumor recurrence that requires repeat resection of the bladder tumors. Moreover, intravesical BCG is no longer recommended by guidelines for this patient population due to the continuous BCG shortage. We believe cretostimogene, if approved in intermediate-risk NMIBC, has the potential to serve as a first-in-class backbone therapy in this frontline adjuvant setting, for which there are currently no U.S. FDA approved options. Based on internal research derived from NIH SEER database, secondary claims data analytics and management assumptions, the intermediate-risk NMIBC segment may represent up to 50,000 addressable patients.

Additionally, we have multiple ongoing Phase 2 trials designed to generate data in high-risk BCG-exposed and BCG-naïve patients. In October 2024, we initiated CORE-008 Cohort A, a Phase 2 clinical trial in high-risk NMIBC patients who are naïve to BCG treatment, including patients with CIS and with or without Ta/T1 disease and patients with only Ta/T1 disease. Initial data from this Cohort were reported at the SUO Annual Meeting in December 2025. Based on internal research derived from NIH SEER database, secondary claims data analytics and management assumptions, the high-risk BCG-naïve NMIBC segment may represent up to 25,000 addressable patients. In March 2025, we expanded CORE-008 evaluating cretostimogene as a monotherapy in the high-risk BCG-exposed population (Cohort B). In addition, in April 2025, we initiated a third Cohort (Cohort CX), evaluating cretostimogene in combination with gemcitabine in both the high-risk BCG-exposed and BCG-unresponsive population. Based on internal research derived from NIH SEER database, secondary claims data analytics and management assumptions, the high-risk BCG-exposed NMIBC segment may represent up to 50,000 addressable patients. Notably, cretostimogene’s potential for combination with other therapies was assessed in a Phase 2 CORE-001 clinical trial evaluating cretostimogene in combination with the checkpoint inhibitor (CPI) pembrolizumab in high-risk BCG-unresponsive NMIBC patients.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $161.0 million and $88.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $379.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize cretostimogene and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture cretostimogene, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for cretostimogene, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we do not become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce or terminate our operations.

To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock, as well as through previously outstanding term debt. In January 2024, we completed our initial public offering of 23,000,000 common shares at a price of $19.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 3,000,000 shares of common stock. We received net proceeds of $399.6 million, after deducting discounts, commissions and other offering expenses. In addition, as a result of our initial public offering, our convertible preferred stock converted into common stock concurrently with the initial public offering. In December 2024, we completed a follow-on offering of 8,500,000 common shares at a price of $28.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 1,200,000 shares of common stock. We received net proceeds of $223.1 million, after deducting discounts, commissions and other offering expenses. On March 28, 2025, we entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3ASR with the SEC, which contains a base prospectus, covering an unlimited amount of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, which we subsequently amended on January 13, 2026, covering the offering, issuance and sale of up to a maximum aggregate offering price of $550 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. Through December 31, 2025, the Company received net proceeds of $147.1 million under the Jefferies Sales Agreement, after deducting discounts and commissions and other offering expenses. Subsequent to December 31, 2025, the Company received net proceeds of $188.0 million under the Jefferies Sales Agreement, after deducting discounts and commissions.

Through December 31, 2025, we have received aggregate gross proceeds of approximately $1.1 billion from the sale of shares of our common stock from our IPO, our follow-on offering in December 2024, and our at-the-market facility, and sales of our redeemable convertible preferred stock. In addition, through December 31, 2025, we have recognized $26.9 million in license and collaboration revenue pursuant to our license and collaboration agreements. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $742.2 million, which excludes $188.0 million of net cash proceeds received by the Company from the sale of 3,623,101 shares under the Jefferies Sales Agreement subsequent to December 31, 2025. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of cretostimogene and any future product candidates.

In February 2025, the Company's wholly owned subsidiary, SafeGuard Healthcare, LLC (SafeGuard), established a note receivable with an initial principal amount of $25.0 million through a convertible promissory note (Note) from SP Healthcare SPV I, LLC (the SPV). The SPV used the proceeds from the Note to make an investment in Biovire for the purpose of Biovire acquiring substantially all of the assets of a contract manufacturing organization that provides clinical supply of cretostimogene to the Company. On July 20, 2025, following the conversion of the Note triggered by the cessation of services by SkyPath to the SPV and Biovire (Conversion Event), we, through our subsidiary, SafeGuard, obtained control of the SPV and Biovire. As a result of this change in control, the operations of Biovire were consolidated as of the effective date of the conversion.

We believe, based on our current operating plan, that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations for at least the next twelve months from the date of this Annual Report. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

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

Other than Biovire, which manufactures and conducts release testing of our cretostimogene drug product, we do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on Biovire and third parties for the manufacture of cretostimogene for clinical testing, as well as for commercial manufacture if we obtain marketing approval. In addition, we rely on third parties to package, label, store, and distribute cretostimogene, and we intend to rely on third parties for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the development of cretostimogene.

License and Collaboration Agreements

Below is a summary of the key terms for certain of our license and collaboration agreements. For a more detailed description of these agreements, see the section titled “Business—License and Collaboration Agreements.”

Lepu License Agreement

In March 2019, we entered into a development and license agreement (the Lepu License Agreement) with Lepu, under which we granted an exclusive license to Lepu to develop, manufacture and commercialize cretostimogene and/or DDM to treat and/or prevent cancer in the Lepu Territory. Lepu paid to us a one-time upfront payment of $4.5 million and is obligated to make regulatory milestone payments of up to $2.5 million and commercial milestone payments of up to $57.5 million. We are entitled to receive a high single-digit royalty on net sales of cretostimogene and/or DDM sold in the Lepu Territory, subject to a specified reduction. In addition, in June 2024, the Company entered into an additional license agreement with Lepu, under which we granted Lepu a non-exclusive, non-sublicensable, non-transferable license to validate and perform certain assays in the Lepu Territory for the sole purpose of analyzing clinical samples for patients treated with cretostimogene. Under the agreement, Lepu paid us a one-time license fee of $0.4 million. During the years ended December 31, 2025 and 2024, zero and $1.0 million in license and collaboration revenue, respectively, was recorded related to the Lepu License Agreement.

Kissei License Agreement

In March 2020, and as amended September 2022, we entered into a license and collaboration agreement (the Kissei License Agreement) with Kissei, under which we granted to Kissei an exclusive license to certain intellectual property rights in Bangladesh, Bhutan, Brunei, Cambodia, India, Indonesia, Japan, South Korea, Laos, Malaysia, Myanmar, Nepal, Pakistan, Palau, Philippines, Singapore, Sri Lanka, Taiwan, Thailand and Vietnam (the Kissei Territory), for Kissei to develop and commercialize, but not manufacture, cretostimogene in combination with DDM (the Licensed Product) for all uses in oncology. Kissei paid to us a one-time upfront payment of $10.0 million under the agreement. Kissei is obligated to pay development milestone payments of up to $33.0 million and commercial milestone payments of up to $67.0 million. We have also agreed to pay Kissei a royalty on net sales of Licensed Product outside the Kissei Territory and outside the Lepu Territory, including on any U.S. sales, in a low-single digit percentage, subject to certain capped reductions. We are entitled to receive a royalty on net sales of Licensed Product in the Kissei Territory in the mid-twenties percentage, subject to certain capped reductions and offset rights. We are obligated to supply and Kissei will exclusively purchase its clinical and commercial requirements of Licensed Product from us. During the years ended December 31, 2025 and 2024, we recorded $0.8 million, $0.2 million, respectively, in license and collaboration revenue related to the Kissei License Agreement.

Components of Our Results of Operations

License and Collaboration Revenue

Through December 31, 2025, we have recognized $26.9 million in license and collaboration revenue through our license and collaboration agreements. We have not generated any revenue from the sale of our cretostimogene products, however, and do not expect to generate any revenue from the sale of our cretostimogene products in the foreseeable future, if at all. If our or our collaborators’ development efforts for cretostimogene and any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales, payments from existing or potential future collaboration or license agreements with third parties, or any combination thereof.

Commercial and Development Revenue

In connection with the Conversion Event, we obtained control of the SPV and its subsidiary, Biovire, a contract manufacturer specializing in the fill and finish of novel drugs and medical devices for pharmaceutical and biotech companies. Our commercial and development revenue consists of Biovire's fill and finish of novel drugs and medical devices.

Operating Costs and Expenses

Our operating costs and expenses consist of (i) cost of sales, (ii) research and development expenses and (iii) general and administrative expenses.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income related to interest earned on our invested cash equivalents and marketable securities balances. It also includes other miscellaneous items, such as expenses related to our previously outstanding term debt, interest expense, success fees and final payoff amortization, and other items not related to our core operations. We expect our interest income will increase as we invest the cash received from the net proceeds from our public offerings.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Revenue:
Commercial and development revenue	$3,234	$—	$3,234
License and collaboration revenue	806	1,139	(333)
Total revenues	4,040	1,139	2,901
Operating costs and expenses
Cost of sales	4,647	—	4,647
Research and development	116,641	82,102	34,539
General and administrative	73,526	33,703	39,823
Total operating costs and expenses	194,814	115,805	79,009
Loss from operations	(190,774)	(114,666)	(76,108)
Other income (expense), net:
Interest income, net	29,931	26,624	3,307
Other income (expense), net	(152)	3	(155)
Total other income, net	29,779	26,627	3,152
Net loss and comprehensive loss	$(160,995)	$(88,039)	$(72,956)

Commercial and Development Revenue

Commercial and development revenue was $3.2 million for the year ended December 31, 2025 compared to zero for the year ended December 31, 2024. As the Conversion Event occurred in July 2025, there was no corresponding commercial and development revenue in the prior year.

License and Collaboration Revenue

License and collaboration revenue was $0.8 million for the year ended December 31, 2025 compared to $1.1 million for the year ended December 31, 2024. During the years ended December 31, 2025 and 2024, we recorded $0.8 million and $0.2 million, respectively, in license and collaboration revenue related to the Kissei License Agreement, as well as zero and $1.0 million related to the Lepu License Agreement, respectively.

Research and Development Expenses

The following table summarizes our R&D expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
External clinical trial expenses	$75,564	$58,052	$17,512
Personnel-related expenses	34,961	21,443	13,518
Other research and development	6,116	2,607	3,509
Total research and development expenses	$116,641	$82,102	$34,539

R&D expenses were $116.6 million for the year ended December 31, 2025 compared to $82.1 million for the year ended December 31, 2024. The increase of $34.5 million in R&D expenses for the year ended December 31, 2025 was primarily due to an increase of $17.5 million in external clinical trial expenses related to higher CRO fees as patient enrollment increased, as well as an increase of $13.5 million in compensation costs due to increased headcount, including a $5.7 million increase in stock-based compensation, and an increase in other research and development costs of $3.5 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Personnel-related expenses	$39,246	$21,392	$17,854
Professional and consultant fees	21,180	6,836	14,344
Other general and administrative	13,100	5,475	7,625
Total general and administrative expenses	$73,526	$33,703	$39,823

General and administrative expenses were $73.5 million for the year ended December 31, 2025 compared to $33.7 million for the year ended December 31, 2024. The increase of $39.8 million in general and administrative expenses for the year ended December 31, 2025 was primarily due to an increase in compensation costs of $17.9 million due to increased headcount, including a $9.5 million increase in stock-based compensation, and increased professional and consultant fees of $14.3 million, which includes a $8.5 million increase in legal fees, as well as an increase in marketing-related costs of $2.2 million and an increase in other general fees and costs of $7.6 million.

Other Income, Net

Other income, net, for the year ended December 31, 2025 was a net income of $29.8 million compared to a net income of $26.6 million for the year ended December 31, 2024. The $3.2 million increase was driven by higher interest income earned related to cash equivalents and marketable securities balances, partially offset by $0.3 million of interest expense related to debt acquired through SPV and Biovire, with no corresponding interest expense in the prior year.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales of cretostimogene and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of cretostimogene and any future product candidates. To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock, as well as through previously outstanding term debt. From inception through December 31, 2025, we have received aggregate gross proceeds of $1.1 billion from the sale of shares of our common stock through our public offerings and our redeemable convertible preferred stock. In addition, through December 31, 2025, we have recognized $26.9 million in license and collaboration revenue through our license and collaboration agreements. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $742.2 million.

In January 2021, we entered into a loan agreement with Silicon Valley Bank for a term loan in three tranches. As of December 31, 2025 and 2024, we repaid all outstanding principal and accrued and unpaid interest under the loan agreement and have no outstanding debt. See Note 15 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

At-the-Market Offering

On March 28, 2025, we entered into the Jefferies Sales Agreement with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3ASR with the SEC, which contains a base prospectus, covering an unlimited amount of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, which we subsequently amended on January 13, 2026, covering the offering, issuance and sale of up to a maximum aggregate offering price of $550 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. During the year ended December 31, 2025, 3,859,118 shares were sold under the shelf registration statement or the Jefferies Sales Agreement, at a weighted-average price of $38.99 per share. Through December 31, 2025, the Company received net proceeds of $147.1 million, after deducting discounts and commissions and other offering expenses. Subsequent to December 31, 2025, the Company received net proceeds of $188.0 million under the Jefferies Sales Agreement, after deducting discounts and commissions.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations for at least the next twelve months from the date of this Annual Report. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Other Commitments

Leases

We have entered into various non-cancelable operating leases for our corporate office. The leases have varying terms expiring between 2026 and 2034. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report for further details.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(132,346)	$(78,713)
Net cash used in investing activities	(245,822)	(300,764)
Net cash provided by financing activities	153,590	628,279
Net increase (decrease) in cash, cash equivalents and restricted cash	$(224,578)	$248,802

Operating Activities

During the year ended December 31, 2025, net cash used in operating activities was $132.3 million, primarily resulting from our net loss of $161.0 million, as well as accretion of the discount on short-term investments of $1.0 million, partially offset by non-cash stock-based compensation charges of $26.7 million and net cash provided by changes in our operating assets and liabilities of $2.3 million.

During the year ended December 31, 2024, net cash provided by operating activities was $78.7 million, primarily resulting from our net loss of $88.0 million and accretion of the discount on short-term investments of $5.0 million, partially offset by non-cash stock-based compensation charges of $11.4 million and net cash provided by changes in our operating assets and liabilities of $2.9 million.

Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $245.8 million, primarily due to $1,067.9 million of purchases of marketable securities and $22.0 million, net of cash acquired, for the acquisition of SPV and Biovire through the Conversion Event, partially offset by proceeds from sales and maturities of short-term investments.

During the year ended December 31, 2024, net cash used in investing activities was $300.8 million, primarily due to $1,045.9 million of purchases of marketable securities, partially offset by proceeds from sales and maturities of short-term investments.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $153.6 million, consisting of proceeds of $147.1 million from the sale of our common stock pursuant to the Jefferies Sales Agreement, net of issuance costs and stock issuance costs, and proceeds from exercise of options of $6.5 million.

During the year ended December 31, 2024, net cash provided by financing activities was $628.3 million, consisting primarily of net proceeds from the initial public offering and follow-on public offering of $403.0 million and $223.1 million, respectively, net of issuance costs and stock issuance costs, as well as proceeds from the exercise of common stock options of $2.6 million, partially offset by the long-term debt success fee payoff of $0.4 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in interest rates, foreign currency exchange rates or inflation.

Interest Rate Sensitivity

Our exposure to market risk is limited primarily to interest rate sensitivity. As of December 31, 2025, we had cash, cash equivalents and marketable securities of approximately $742.2 million, which consisted primarily of money market funds and marketable securities, comprised largely of fixed income securities (U.S. Treasury bills).

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. We established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. We believe that should a 10.0% change in interest rates were to have occurred on December 31, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity. Notwithstanding our efforts to manage interest rate risk, there can be no assurances that we will be adequately protected against the risks associated with interest rate sensitivity.

Foreign Currency Exchange Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk. We believe that should a 10.0% change in foreign currency exchange rates were to have occurred on December 31, 2025, this change would not have had a material effect on our financial statements.

Effects of inflation

Inflation generally affects us by increasing our cost of labor and preclinical and clinical development costs. We do not believe inflation had a material effect on our business, financial condition, or results of operations as of and for any period presented herein.

Item 8. Financial Statements and Supplementary Data.

CG ONCOLOGY, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	122
Consolidated Balance Sheets as of December 31, 2025 and 2024	124
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023	125
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2025, 2024 and 2023	126
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	127
Notes to Consolidated Financial Statements	128

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CG Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CG Oncology, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Clinical Expenses
Description of the Matter

During 2025, the Company incurred $116.6 million of research and development expenses and accrued $13.9 million for external research and development expenses as of December 31, 2025, which includes clinical expenses. As described in Notes 2 and 6 to the consolidated financial statements, clinical expenses are a component of research and development expense. The Company accrues and expenses clinical trial services performed by third parties based upon actual work completed in accordance with agreements established with its service providers. The Company estimates the actual costs through discussions with internal personnel and external service providers as to the progress of the clinical services and the agreed-upon fee to be paid for such services.

Auditing management’s accounting for accrued clinical expenses was challenging as evaluating the extent of clinical trial services performed by third parties is dependent upon a high-volume of data and input exchanged between clinical personnel and clinical research organizations which includes total clinical trial management costs, contractual agreements with sites, number of patients enrolled, and number of patient visits, which is compiled from multiple sources.

How We Addressed the Matter in Our Audit

To test the accrued clinical expenses, our audit procedures included, among other things, testing the completeness and accuracy of the underlying data used in the estimate, inspecting contracts with third-party service providers and obtaining information directly from third parties. We also obtained an understanding of the status of significant clinical trial activities through discussions with accounting personnel and clinical project managers.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Irvine, California

February 27, 2026

CG Oncology, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$32,490	$257,068
Marketable securities	709,665	484,930
Inventory	1,565	—
Accounts receivable, net	688	—
Prepaid expenses and other current assets	15,067	12,212
Total current assets	759,475	754,210
Property and equipment, net	15,596	272
Operating lease right-of-use assets	3,971	221
Intangible assets, net	575	—
Goodwill	10,297	—
Other assets	1,678	94
Total assets	$791,592	$754,797
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,714	$6,517
Operating lease liabilities, current portion	915	186
Accrued expenses and other current liabilities	24,207	14,665
Total current liabilities	30,836	21,368
Long-term debt	3,000	—
Operating lease liabilities, net of current portion	3,106	52
Deferred tax liability	307	—
Other liabilities	1,741	—
Total liabilities	38,990	21,420
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 700,000,000 and 700,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 80,689,128 and 76,154,783 shares issued and outstanding as of December 31, 2025 and 2024, respectively	8	8
Additional paid-in capital	1,131,570	951,350
Accumulated deficit	(378,976)	(217,981)
Total stockholders' equity	752,602	733,377
Total liabilities and stockholders' equity	$791,592	$754,797

The accompanying notes are an integral part of these consolidated financial statements.

CG Oncology, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Commercial and development revenue	$3,234	$—	$—
License and collaboration revenue	806	1,139	204
Total revenues	4,040	1,139	204
Operating costs and expenses
Cost of sales	4,647	—	—
Research and development	116,641	82,102	45,752
General and administrative	73,526	33,703	9,901
Total operating costs and expenses	194,814	115,805	55,653
Loss from operations	(190,774)	(114,666)	(55,449)
Other income (expense), net:
Interest income, net	29,931	26,624	6,904
Other (expense) income, net	(152)	3	(62)
Total other income, net	29,779	26,627	6,842
Net loss and comprehensive loss	$(160,995)	$(88,039)	$(48,607)
Deemed dividend on redeemable convertible preferred stock issuances	—	—	(410)
Cumulative redeemable convertible preferred stock dividends	—	—	(18,781)
Net loss attributable to common stockholders	$(160,995)	$(88,039)	$(67,798)
Net loss per share, basic and diluted	$(2.08)	$(1.41)	$(15.65)
Weighted average shares of common stock outstanding, basic and diluted	77,303,440	62,496,725	4,330,933

The accompanying notes are an integral part of these consolidated financial statements.

CG Oncology, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Series A-1 Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Series E Redeemable Convertible Preferred Stock		Series F Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000	—	$—	3,842,694	$—	$3,642	$(81,335)	$(77,693)
Issuance of Series F redeemable convertible preferred stock (inclusive of deemed dividend of $410 to accrete to redemption value)	—	—	—	—	—	—	—	—	—	—	81,587,937	105,020	—	$—	$(410)	$—	$(410)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,379,589	—	2,082	—	2,082
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,528	—	1,528
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48,607)	(48,607)
Balance as of December 31, 2023	5,075,000	$3,570	11,973,000	$10,000	73,598,283	$22,000	53,271,754	$47,300	112,422,700	$120,000	81,587,937	$105,020	5,222,283	$—	$6,842	$(129,942)	$(123,100)

Conversion of redeemable convertible preferred stock	(5,075,000)	(3,570)	(11,973,000)	(10,000)	(73,598,283)	(22,000)	(53,271,754)	(47,300)	(112,422,700)	(120,000)	(81,587,937)	(105,020)	38,413,909	4	307,886	—	307,890
Issuance of common stock in connection with an initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	23,000,000	3	399,562	—	399,565
Issuance of common stock in connection with a public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	8,500,000	1	223,059	—	223,060
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	1,018,591	—	2,599	—	2,599
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,402	—	11,402
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(88,039)	(88,039)
Balance as of December 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	76,154,783	$8	$951,350	$(217,981)	$733,377

Issuance of common stock in connection with a public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	3,859,118	—	147,088	—	147,088
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	675,227	—	6,456	—	6,456
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26,676	—	26,676
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(160,995)	(160,995)
Balance as of December 31, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	80,689,128	$8	$1,131,570	$(378,976)	$752,602

The accompanying notes are an integral part of these financial statements.

CG Oncology, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net loss	$(160,995)	$(88,039)	$(48,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,445	32	17
Amortization of loan fees	—	—	3
Final payment amortization and loss on debt extinguishment	—	—	767
Success fee amortization	—	—	37
Stock-based compensation expense	26,676	11,402	1,528
Accretion of discount on short-term investments	(1,014)	(4,992)	(2,875)
Non-cash interest expense (income)	(768)	—	—
Non-cash lease expense	34	(22)	12
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,900)	(5,762)	(2,723)
Accounts receivable, net	(320)	—	—
Inventory	(444)	—	—
Other assets	(1,584)	(75)	13
Accounts payable	(1,644)	3,275	2,012
Accrued expenses and other current liabilities	8,655	5,468	4,137
Other liabilities	(487)	—	—
Net cash used in operating activities	(132,346)	(78,713)	(45,679)
Investing Activities
Proceeds from sales and maturities of investments	844,139	745,412	396,416
Purchases of investments	(1,067,860)	(1,045,942)	(517,611)
Acquisition, net of cash acquired	(21,967)	—	—
Purchases of property and equipment	(134)	(234)	—
Net cash used in investing activities	(245,822)	(300,764)	(121,195)
Financing Activities
Proceeds from initial public offering, net of issuance costs	—	406,410	—
Proceeds from follow-on public offerings, net of issuance costs	147,450	223,059	—
Proceeds from issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	—	104,627
Payments of success fee or long-term debt	—	(365)	(16,291)
Proceeds from exercise of common stock options	6,456	2,599	2,082
Stock issuance costs	(316)	(3,424)	(3,421)
Net cash provided by financing activities	153,590	628,279	86,997
Net (decrease) increase in cash and cash equivalents	(224,578)	248,802	(79,877)
Cash and cash equivalents at beginning of period	257,068	8,266	88,143
Cash and cash equivalents at end of period	$32,490	$257,068	$8,266

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$103	$—	$376
Cash paid for taxes	$16	$—	$—

Non-cash Investing and Financing Activities:
Reclassification of 38,413,909 redeemable convertible preferred stock to 38,413,909 shares of common stock	$—	$307,890	$—
Conversion of stock issuance costs	$—	$6,845	$—
Stock issuance costs, unpaid and accrued	$46	$—	$1,246
Operating lease right-of-use asset obtained in exchange for lease liabilities	$859	$—	$221

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

On January 29, 2024, the Company completed the closing of its initial public offering of 23,000,000 common shares at a price of $19.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 3,000,000 shares of common stock. The common shares began trading on the Nasdaq Global Market on January 25, 2024, under the symbol “CGON”. The Company received net proceeds of $399.6 million, after deducting discounts and commissions and other offering expenses. In addition, as a result of its initial public offering, the Company’s redeemable convertible preferred stock converted into common stock concurrently with the initial public offering. In December 2024, the Company completed a follow-on offering of 8,500,000 common shares at a price of $28.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 1,200,000 shares of common stock. The Company received net proceeds of $223.1 million, after deducting discounts, commissions and other offering expenses.

On March 28, 2025, the Company entered into an Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, as agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of the Company's common stock. Through December 31, 2025, the Company received net proceeds of $147.1 million under the Jefferies Sales Agreement, after deducting discounts and commissions and other offering expenses.

In February 2025, SafeGuard Healthcare, LLC (Safeguard), a wholly owned subsidiary of the Company, purchased a $26.8 million convertible note, including accrued interest, from SP Healthcare SPV I, LLC (the SPV). The SPV used the proceeds from the Note to invest and acquire substantially all of the assets of Biovire, Inc. (Biovire), a contract manufacturing organization that produces cretostimogene for the Company. In July 2025, Safeguard converted the Note (the Conversion Event) and obtained control of both the SPV and Biovire. Refer to Note 17 for additional details on the Conversion Event.

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

Liquidity

As of December 31, 2025, the Company had approximately $742.2 million of cash, cash equivalents and marketable securities and working capital of approximately $728.6 million. The revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of December 31, 2025, the Company had an accumulated deficit of $379.0 million. During the year ended December 31, 2025, the Company incurred a net loss of $161.0 million and negative cash flows from operations of $132.3 million. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval and gains market acceptance of cretostimogene and achieves a level of revenues adequate to support the Company’s operations.

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures in the accompanying notes. The Company bases its estimates, assumptions and judgments on historical experience when available and on various factors that it believes to be reasonable under the circumstances as of the date of the accompanying consolidated financial statements including stock-based compensation expense, accrued research and development expenses, lease accounting, business combination valuations, and the recoverability of the Company’s net deferred tax assets and related valuation allowance. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements under different assumptions or conditions.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments and instruments with original maturities of 90 days or less that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents consisted primarily of demand deposit accounts, insurance deposits and short-term U.S. Treasury money market funds as of December 31, 2025 and 2024. Marketable securities represent fixed income securities, which consist of U.S. Treasury bills and U.S. Treasury notes, and corporate bonds with maturities greater than 90 days.

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

Comprehensive Loss

There were no differences between net loss and comprehensive loss presented in the statements of operations for the years ended December 31, 2025, 2024 and 2023.

Business Combinations

The Company uses the acquisition method of accounting for business combinations which requires assets acquired and liabilities assumed to be recognized at their estimated fair values on the acquisition date. These valuations require the Company to make estimates and assumptions based on facts and circumstances that existed as of the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company uses a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of the respective asset, which is generally between three and ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining term of the associated lease.

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

Inventory

Inventory consists of raw materials, work in process and finished goods. Inventory is stated at the lower of cost or net realizable value, determined using a weighted-average method. The Company measures costs using standard costs that approximate actual costs. Standard costs are reviewed periodically and adjusted as necessary to reflect current conditions. Any variances between standard and actual costs are recognized in cost of sales in the period incurred. The Company reviews inventory for potential impairment, including excess and obsolescence, by evaluating current inventory levels, movement, expected useful lives, and estimated future product demand. Inventory will be adjusted to its net realizable value or reduce the carrying value of inventory, when deemed necessary.

The Company has certain arrangements where their customer supplies the raw materials used in the manufacturing process. Legal title to these raw materials remain with the customer at all times. The Company does not obtain control of the materials, does not have discretion to redirect the materials for alternative use, and is not permitted to sell or pledge the materials to third parties. As the Company does not obtain control of the customer-supplied materials, these materials are not recorded as inventory on the Company’s consolidated balance sheets. The Company recognizes revenue for manufacturing services as control of the finished goods is transferred to the customer in accordance with ASC 606. The value of customer-supplied materials is excluded from both revenue and cost of sales.

Intangible Assets, Net

Intangible assets acquired in a business combination or an asset acquisition are initially recognized at their fair value on the acquisition date. Acquired definite-lived intangible assets are amortized using the straight-line method over their respective estimated useful lives. The amortization of these intangible assets is included in general and administrative expense on the consolidated statement of operations. Indefinite-lived intangible assets are tested for impairment annually and more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. To date, no such impairments have been recognized.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. In the event of an impairment, the carrying value of the goodwill will be written down to the fair value and an impairment charge will be recognized. The Company has not recorded any impairments of goodwill.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company recognized no impairment losses for the years ended December 31, 2025, 2024 and 2023.

Stock Issuance Costs

The Company capitalizes as stock issuance costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with equity offerings. The stock issuance costs are offset against the proceeds upon the consummation of an equity offering.

Capitalized Software

The Company capitalizes eligible software development costs associated with internal-use software. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred. When placed in service, implementation costs are subsequently amortized on a straight-line basis over the expected useful life of the asset. As of December 31, 2025, $1.3 million of capitalized costs associated with cloud computing arrangements were included in Other assets in the Company's Consolidated Balance Sheets. No capitalize software costs were recognized as of December 31, 2024.

Leases

The Company determines whether an arrangement is, or contains, a lease at inception and assesses whether the lease should be classified as a finance or operating lease. As of December 31, 2025 and 2024, all of the Company’s leases are classified as operating leases. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. ROU assets are adjusted for prepaid lease payments, lease incentives and initial direct costs incurred. The Company elects the practical expedient to exclude leases with a term of 12 months or less from its consolidated balance sheets.

Lease expense is recognized on a straight-line basis over the term of the respective lease and includes both lease and non-lease components due to the Company’s election of the practical expedient to account for these components as a single lease component. The key estimates for the Company’s leases include the incremental borrowing rate used to determine the present value of lease payments and the lease term. The Company’s leases generally do not include an implicit rate. Management determines the incremental borrowing rate based on the information available at lease commencement.

Revenue Recognition

License and Collaboration Revenue

The Company entered into development and license agreements with Lepu Biotech Co., Ltd. (Lepu) and Kissei Pharmaceutical Co., Ltd. (Kissei), collectively referred to as the License and Collaboration Agreements. See Note 8 for a description of the License and Collaboration Agreements.

At contract inception, the Company analyzes its collaboration arrangements to assess whether such arrangements are within the scope of ASC 808, Collaborative Arrangements (ASC 808). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. The Company’s collaboration agreements can contain multiple units of account, and the components can be within the scope of ASC 808 or ASC 606, Revenue Recognition (ASC 606), depending on if the component is reflective of a vendor-customer relationship.

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

For units of account accounted within scope of ASC 606, to determine the appropriate amount of revenue to be recognized for the arrangements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) identification of the performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) each performance obligation is satisfied.

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

Commercial and development revenue

The Company recognizes revenue from the commercial and development contracts in accordance with ASC 606. Commercial and development revenue consists of revenue earned by manufacturing products supplied to customers under various supply arrangements. In these arrangements, the customer typically owns and supplies the active pharmaceutical ingredient (API) or other proprietary materials used in the manufacturing process. The contracts include the terms of the manufacturing services, which typically include manufacturing services and development activities, both of which include multiple separate performance obligations.

The performance obligations are satisfied over time and progress is generally measured using an output method based on achieving certain manufacturing milestones upon the completion of required tasks and activities. For arrangements where the Company owns the API throughout the manufacturing process, the performance obligations are generally similar to those in the customer-owned API arrangements, but the Company measures progress using an input method based on effort expended. Both methods provide an appropriate depiction of the Company’s progress toward fulfilling its performance obligations.

The timing of revenue recognition, billings and cash collections may result in contract assets and contract liabilities. Contract assets are recorded when the Company’s right to consideration is conditioned on something other than the passage of time and are reclassified to accounts receivable when the Company’s rights become unconditional. Contract liabilities represent amounts received in advance of the Company's fulfillment of performance obligations and these liabilities convert to revenue as the Company performs its obligations under the contract.

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

Clinical Expenses

Clinical expenses are a component of research and development expense. The Company accrues and expenses clinical trial services performed by third parties based upon actual work completed in accordance with agreements established with its service providers. The Company estimates the costs through discussions with internal personnel and external service providers as to the progress or stage of completion of services and the agreed-upon fees to be paid for such services. Payments under some of these contracts depend on clinical trial milestones. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of expenses. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual or prepaid expense accordingly.

Stock-Based Compensation

The Company periodically grants equity-based payment awards to employees, directors and non-employees and recognizes stock-based compensation expense based on the estimated fair value of the grant, which expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock option awards is estimated using the Black-Scholes option pricing model on the date of grant. Determining the appropriate fair value model and related input assumptions requires judgment, including estimating the stock price volatility and expected term. For performance-based awards, the fair value is based on the Company's stock price at the grant date. The Company assesses the probability of the likelihood of achievement for performance-based awards and recognizes the related expense accordingly.

The Company recognizes forfeitures related to stock-based compensation awards as they occur.

The Company classifies stock-based compensation expense in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740). ASC 740 requires the use of the asset and liability method of accounting for income taxes. The current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities and expected future tax consequences of events that have been included in the consolidated financial statements or tax returns using enacted tax rates in effect for the year in which the differences are expected to reverse. Under this method, a valuation allowance is used to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Management annually evaluates the recoverability of deferred taxes and the adequacy of the valuation allowance. See Note 14 for additional information.

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

Classification of Redeemable Convertible Preferred Stock

Classification of the Company’s Series A-1, B, C, D, E and F redeemable convertible preferred stock is being treated as mezzanine equity and not as part of stockholders’ deficit because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company and would require the redemption of the then-outstanding redeemable convertible preferred stock. In addition, all of the Company’s redeemable convertible preferred stock are redeemable with the passage of time on or after July 28, 2028, by class and if requested by a requisite majority of each class. See Note 10 for additional information, including the conversion of all redeemable convertible preferred stock as of December 31, 2025.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. The Company views its operations and manages its business as one operating segment. Substantially all of the Company’s assets are located in the United States. See Note 9 for additional information.

Recently Issued Accounting Standards

Accounting standards not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes the requirement that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received) and requires that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Lastly, the guidance eliminates the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. The Company adopted this guidance in the current year on a prospective basis, which did not have a significant impact on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies required interim disclosures under Topic 270 by providing a comprehensive list of required interim disclosures, and clarifies the applicability of Topic 270. This update is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within annual reporting periods beginning after December 15, 2028, with early adoption permitted. ASU 2025-11 may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance on its future consolidated financial statements.

3.
Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2025 and 2024 in accordance with the ASC 820, Fair Value Measurement (ASC 820) hierarchy (in thousands):

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16,639	$10,056	$—	$26,695
Marketable securities	$—	$709,665	$—	$709,665

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$256,204	$—	$—	$256,204
Marketable securities	$—	$484,930	$—	$484,930

The Company’s cash equivalents represent deposits in a short-term U.S. Treasury money market fund quoted in an active market, which were classified as a Level 1 fair value measurement, and fixed income securities (U.S. treasury bills) with original maturities of 90 days or less. Marketable securities consist primarily of fixed income securities (U.S. treasury bills and notes) and corporate bonds with original maturities greater than 90 days. All fixed income securities and corporate bonds were classified as a Level 2 fair value measurement.

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2025 and 2024.

4.
Property and Equipment, Net

The components of property and equipment, net as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Leasehold Improvements	$10,499	$—
Manufacturing and lab equipment	5,982	—
Machinery and Equipment	589	359
Total property and equipment, cost	17,070	359
Less: Accumulated depreciation	(1,474)	(87)
Property and equipment, net	$15,596	$272

Depreciation expense for the year ended December 31, 2025 was $1.4 million and was less than $0.1 million for both of the years ended December 31, 2024 and 2023.

5.
Goodwill and Intangibles, Net

Goodwill

In connection with the Conversion Event in July 2025, the Company recognized goodwill of $10.3 million. See Note 17 for additional information on this transaction.

The Company annually assesses goodwill for impairment in the fourth quarter of each calendar year and at an interim date if indications of impairment exist. During the year ended December 31, 2025, no goodwill impairment was recognized.

Intangible Assets

As part of the Conversion Event, the Company acquired customer relationships of $0.3 million and trade names and trademarks of $0.3 million. The components of intangible assets as of December 31, 2025 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives (in years)
Customer relationships	$300	$13	$287	10
Trade names and trade marks	300	12	288	10
Total intangible assets, net	$600	$25	$575

The Company's intangible assets are amortized on a straight-line basis over their useful lives. Intangible assets amortization expense was less than $0.1 million for the year ended December 31, 2025. The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2025 (in thousands):

Accumulated Amortization
2026	$60
2027	60
2028	60
2029	60
2030	60
Thereafter	275
Total future amortization expense	$575

6.
Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
External research and development expenses	$13,936	$7,181
Personnel-related expenses	8,216	5,793
Professional fees	967	1,255
Deferred revenue	286	—
Other	802	436
Total accrued expenses and other current liabilities	$24,207	$14,665

7.
Commitments and Contingencies

Operating Leases

The Company has entered into non-cancellable operating leases with remaining lease terms expiring between 2026 and 2034. Of the four operating leases that have commenced as of December 31, 2025, three are leases in which the Company is the lessee for office space. The remaining operating lease was acquired in connection with the Conversion Event and includes office, manufacturing, and warehouse space. In the fourth quarter of 2025, the Company entered into an additional non-cancelable operating lease for office space with a term of approximately eight years, which, along with rent payments, is expected to commence in the third quarter of 2026. The Company had no finance leases as of December 31, 2025 and 2024.

The components of lease expense for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Lease cost
Operating lease cost	$699	$228
Total lease cost	$699	$228
Other information
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$859	$—
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$588	$223
Weighted-average remaining lease term (years)	4.04	1.20
Weighted-average discount rate	6.89%	1.63%

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	1,162
2027	1,137
2028	1,116
2029	1,039
2030	164
Total lease payment	4,618
Less: amount representing imputed interest	(597)
Total future minimum lease obligations	$4,021

Legal Proceedings

A liability for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated.

On March 4, 2024, a complaint was filed against the Company in the Superior Court of the State of Delaware by ANI Pharmaceuticals, Inc. seeking a declaratory judgement that a provision in an assignment and technology transfer agreement between the Company and ANI, dated November 15, 2010 (the ANI Agreement), obligates the Company to pay ANI a royalty on certain “net sales” of cretostimogene, and (ii) compensatory damages alleging the Company was unjustly enriched by obtaining the benefit of certain non-patent assets under the ANI Agreement without paying adequate consideration to ANI. On July 16, 2025, the Superior Court granted the Company’s motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene but denied the Company’s motion for summary judgment with respect to ANI’s unjust enrichment claim. On July 29, 2025, a jury entered a verdict in favor of the Company, unanimously rejecting all of ANI's claims for unjust enrichment damages. As a result, the Company will not owe ANI a future royalty of 5% on commercial sales of cretostimogene, no damages have been awarded to ANI, and there are no further payments due to ANI under the ANI Agreement. The Company will continue to vigorously defend any post-trial motions and appeals brought by ANI.

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of the Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of December 31, 2025 and 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

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

For the years ended December 31, 2025, 2024 and 2023, zero, $1.0 million and less than $0.1 million in collaboration and license fee revenue were recorded, respectively.

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

During the years ended December 31, 2025, 2024 and 2023, the Company recorded $0.8 million, $0.2 million, $0.2 million in development income, respectively, related to the Kissei License Agreement.

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

The following table presents selected financial information with respect to the Company's single operating segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues
Commercial and development revenue	$3,234	$—	$—
License and collaboration revenue	806	1,139	204
Total revenues	4,040	1,139	204
Less:
Cost of sales	4,647	—	—
Research and development
Clinical and manufacturing	98,671	66,462	35,966
Other research and development(1)	17,970	15,640	9,786
Total research and development	116,641	82,102	45,752
General and administrative	73,526	33,703	9,901
Total costs and operating expenses	194,814	115,805	55,653
Loss from operations	(190,774)	(114,666)	(55,449)
Other income, net	29,779	26,627	6,842
Net loss	$(160,995)	$(88,039)	$(48,607)

(1) Other research and development consists of indirect costs incurred for the benefit of the research and development efforts, including certain personnel, supply chain, quality assurance, and regulatory affairs.

10.
Redeemable Convertible Preferred Stock

As of December 31, 2025, the Company has no outstanding redeemable convertible preferred stock as all redeemable convertible preferred stock converted into common stock concurrently with the initial public offering in January 2024.

11.
Common Stock

The Company is authorized to issue up to 700,000,000 shares of common stock as of December 31, 2025 and 2024, of which 80,689,128 and 76,154,783 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, preferences and privileges of the holders of the redeemable convertible preferred stock, of which there are none as of December 31, 2025 and 2024.

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

Reserved Shares

As of December 31, 2025, the Company reserved the following shares of common stock for issuance:

December 31,
2025
Stock options and awards outstanding	8,124,561
Reserved for future stock award issuances	4,066,840
Reserved for future ESPP issuances	713,703
Total	12,905,104

12.
Stock-Based Compensation

In 2015, the Company established the 2015 Plan, under which the Company may grant options and restricted stock to its employees and certain non-employees. As of December 31, 2025, there were 646,116 shares of common stock subject to outstanding awards under the 2015 Plan. In 2022, the Company established the 2022 Plan, under which the Company may grant options, restricted stock units, restricted stock, stock appreciation rights, dividend equivalents and other stock and cash-based awards to its employees and certain non-employees. As of December 31, 2025, there were 3,206,430 shares of common stock subject to outstanding awards under the 2022 Plan.

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Equity Incentive Plan (the 2024 Plan), which became effective on the date immediately preceding the date on which the Company’s registration statement with respect to its initial public offering was declared effective by the SEC. The 2024 Plan replaced the 2022 Plan, as the Company’s board of directors has determined to not make additional grants under the 2022 Plan following the closing of the offering. However, the 2015 and 2022 Plan will continue to govern outstanding equity awards granted under the 2015 and 2022 Plans. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan is (1) 8,246,565 shares, plus (2) any shares subject to outstanding awards under the 2015 Plan and 2022 Plan as of the effective date of the 2024 Plan that become available for issuance under the 2024 Plan thereafter in accordance with its terms. As of December 31, 2025, there were 4,105,673 shares of common stock subject to outstanding awards and 4,066,835 shares of common stock remaining and available for issuance under the 2024 Plan.

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

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2025 (in thousands, except share and per share amounts):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Balance at December 31, 2024	6,574,580	$14.19	8.20	$108,155
Granted	2,704,280	$22.10
Exercised	(598,547)	$8.70
Forfeited/Expired	(722,094)	$21.90
Balance at December 31, 2025	7,958,219	$16.59	7.96	$198,545
Vested and expected to vest at December 31, 2025	7,958,219	$16.59	7.96	$198,545
Exercisable at December 31, 2025	3,500,670	$11.38	7.14	$105,496

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $12.8 million, $33.2 million, and $4.9 million, respectively.

The weighted-average grant-date fair value of the options granted was $15.16, $22.53 and $4.27 per share for the years ended December 31, 2025, 2024 and 2023, respectively. The aggregate grant-date fair value of options vested during the years ended December 31, 2025, 2024 and 2023 was $27.1 million, $6.6 million and $0.9 million, respectively.

The following table provides the assumptions used in determining the fair value of option awards for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	67.88% - 77.58%	77.34% - 84.50%	81.6%
Risk-free interest rate	3.7% - 4.5%	3.46% - 4.62%	3.58% - 4.77%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.25 - 6.1	6.0 - 6.1	6

The Company has recorded stock-based compensation expense related to stock options of $23.7 million, $9.5 million, and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company had an aggregate $62.3 million of gross unrecognized stock-based compensation expense related to stock options as of December 31, 2025. This remaining expense is expected to be amortized over a weighted-average period of 2.9 years.

Performance-Based Restricted Stock Units

A Performance Stock Unit (PSU) represents one equivalent share of the Company's common stock to be issued after achievement of the performance metrics specified in the grant. The following table summarizes the Company's PSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2024	—	$—
Granted	173,964	$39.57
Vested	(7,622)	$43.25
Nonvested at December 31, 2025	166,342	$39.40
Expected to vest at December 31, 2025	166,342	$39.40

The Company estimates the fair value of a PSU based upon the expected achievement of the performance metrics specified in the grant and the closing market price of the Company's common stock on the date of grant. The aggregate fair value of PSUs vested during the year ended December 31, 2025 was approximately $0.3 million.

Stock-based compensation expense associated with these PSUs is recognized if achievement of the underlying performance condition is considered probable of achievement based on the Company’s best estimates. The Company has recorded stock-based compensation expense related to PSUs of $0.3 million for the year ended December 31, 2025. As of December 31, 2025, the Company had an aggregate $6.6 million of gross unrecognized stock-based compensation expense related to unvested PSUs to be recognized over a weighted average period of 1.5 years, including the expense attributable to PSUs for which achievement is not considered probable and no current expense is being recognized.

Stock-based compensation expense related to stock awards and the 2024 Employee Stock Purchase Plan (see Note 13) recorded in the accompanying statements of operations for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$9,481	$3,736	$795
General and administrative	17,195	7,666	733
Total stock-based compensation expense	$26,676	$11,402	$1,528

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

13.
Employee Stock Purchase Plan

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Employee Stock Purchase Plan (the ESPP), which became effective on the date on which the Company’s registration statement with respect to its initial public offering was declared effective by the SEC. The number of shares initially available for issuance pursuant to the ESPP is 812,242 shares. The ESPP provides for the sale of the Company's common stock to eligible employees at 85% of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant date of purchase, whichever is lower. Payroll deductions are limited to 15% of the employee’s eligible compensation, subject to IRS limits. In addition, employees may not buy more than 100,000 shares during any purchase period or offering period. There were 69,393 shares purchased under the ESPP during the year ended December 31, 2025. As of December 31, 2025, there were approximately 0.7 million shares available for issuance under the ESPP.

The Company recorded stock-based compensation expense under the ESPP of approximately $2.6 million for the year ended December 31, 2025. As of December 31, 2025, the Company had $0.8 million of gross unrecognized stock-based compensation expense under the ESPP to be recognized over a weighted average period of 0.9 years.

14.
Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current taxes:
Federal	$—	$—	$—
State	8	1	1
Total current taxes	8	1	1
Deferred taxes:
Federal	(261)	—	—
State	(17)	—	—
Total deferred taxes	(278)	—	—
Provision for income taxes	$(270)	$1	$1

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 in accordance with the guidance upon adoption of ASU 2023-09 was as follows:

	Year Ended December 31, 2025
	Tax Effect	Effective Tax Rate
Income tax computed at federal statutory rate	$(33,784)	21.0%
State and local income tax, net of federal income tax effect	(71)	0.1
Nontaxable or nondeductible items	315	(0.2)
Tax credits - research credits	(2,937)	1.8
Changes in unrecognized tax benefits	412	(0.3)
Changes in valuation allowance	35,883	(22.3)
Other, net	(88)	0.1
Effective income tax rate	$(270)	0.2%

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Twelve Months Ended
	2024	2023
Income tax computed at federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	(0.00)	(0.00)
Permanent differences	(0.62)	(0.64)
Stock-based compensation	6.18	(0.20)
Research and development credit	2.64	2.97
Other	0.27	0.59
Valuation allowance	(29.47)	(23.72)
Effective income tax rate	0.00%	0.00%

The Company’s deferred tax assets as of December 31, 2025 and 2024, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$64,432	$34,612
R&D credit	9,898	6,946
Foreign tax credit	425	425
Operating lease liabilities	895	50
Section 174	14,400	12,536
Stock compensation	4,919	—
Other	523	1,884
Total gross deferred tax assets	95,492	56,453
Deferred tax liabilities:
Operating lease right-of-use assets	(945)	(46)
Depreciation	(1,042)	—
Other	(248)	(5)
Total gross deferred tax liabilities	(2,235)	(51)
Net deferred tax assets	93,257	56,402
Valuation allowance	(93,287)	(56,402)
Net deferred tax asset	$(30)	$—

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2025, the valuation allowance for deferred tax assets increased by $36.9 million. This increase was primarily related to the establishment of a valuation allowance against additional net operating loss (NOL) and research credits generated in the current year.

No income tax audits were commenced or were in process during the years ended December 31, 2025 and 2024 and no tax related interest or penalties were incurred during those years. The Company’s tax returns beginning with the tax year ended December 31, 2011 remain subject to examination since the Company has not utilized any of its historical net operating losses.

As of December 31, 2025, the Company had $301.7 million and $11.3 million of federal and state NOL carryforwards, respectively. Of the $301.7 million in federal NOL carryforwards, $292.2 million is not subject to expiration and the other $9.5 million begin to expire in 2030. The state NOL carryforwards begin to expire in 2040. In addition, as of December 31, 2025, the Company had $10.9 million of federal research and development (R&D) credit carryovers which begin to expire in 2030 and $1.8 million of California credit carryovers, which can be carried forward indefinitely. There is also $0.1 million of Texas credit which can be carried forward for twenty years. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of the Company’s NOL carryforwards and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (Section 382) as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public companies in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings could result in a change of control as defined by Section 382, and consequently the Company’s utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization.

As of December 31, 2025 and 2024, the Company recorded $1.9 million and $1.4 million unrecognized tax benefits, respectively. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income. For the years ended December 31, 2025, 2024 and 2023, no estimated interest or penalties were recognized on uncertain tax positions, and as of December 31, 2025 the Company has not incurred any material interest or penalties as of the current reporting date with respect to income tax matters.

The following reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Beginning balance of unrecognized tax benefits	$1,397	$1,000	$691
Additions for prior year tax positions	(34)	(12)	53
Additions for current year tax positions	505	409	256
Ending balance of unrecognized tax benefits	$1,868	$1,397	$1,000

None of the unrecognized tax benefits, if recognized, would impact the annual effective tax rate, due to the valuation allowance. The Company’s unrecognized tax benefits are recorded as a reduction in deferred tax assets.

Tax Cuts and Jobs Act’s (TCJA) amendment to Section 174 required research and experimental (R&E) expenditures to be capitalized in the year the amounts are incurred for amounts paid in tax years starting after December 31, 2021. The capitalized amounts are then amortized over a period of five years, if the research is performed within the U.S., or 15 years, with respect to non-U.S. based research. The amended statute specifies that amortization will begin with the midpoint of the taxable year in which expenses are paid or incurred, creating a significant first year impact. However, beginning in tax years after December 31, 2024, the One Big Beautiful Bill Act (OBBBA) was enacted and allows taxpayers to fully deduct domestic research costs in the year paid or incurred for federal income tax purposes and certain state income tax purposes and retains the requirement of 15 year amortization for R&E costs attributable to outside the U.S.

Cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows (in thousands):

Year Ended December 31, 2025
Federal	$—
State	16
Total income taxes paid, net of refunds	$16

15.
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

On March 5, 2024, the Company paid $0.4 million for the success fee under the Success Fee Agreement. As of December 31, 2025 and 2024, the Company has no outstanding obligations in connection with the Loan Agreement with SVB.

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

16.
Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss and comprehensive loss	$(160,995)	$(88,039)	$(48,607)
Deemed dividend on redeemable convertible preferred stock issuances	—	—	$(410)
Cumulative redeemable convertible preferred stock dividends	—	—	$(18,781)
Net loss and comprehensive loss	$(160,995)	$(88,039)	$(67,798)
Denominator:
Weighted-average common stock outstanding, basic and diluted	77,303,440	62,496,725	4,330,933
Net loss per share attributable to common stockholders, basic and diluted	$(2.08)	$(1.41)	$(15.65)

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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2025, 2024 and 2023 because including them would have had an anti-dilutive effect:

	December 31,
	2025	2024	2023
Conversion of redeemable convertible preferred stock	—	—	38,413,913
Stock options outstanding	7,958,219	6,574,580	5,532,871
Total	7,958,219	6,574,580	43,946,784

17.
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

Consideration was determined to be the fair value of the note receivable that was exchanged for the majority of shares of the SPV and Biovire. The acquisition was accounted for as a business combination using the acquisition method of accounting, under which the acquired assets, including intangible assets, and assumed liabilities were recognized at their estimated fair values as of July 20, 2025, with the excess of the fair value of consideration transferred over the fair value of the net assets acquired recognized as goodwill. The Company's unaudited condensed consolidated financial statements include the operating results of the SPV and Biovire from the date of acquisition through December 31, 2025.

The purchase price allocation is set forth in the table below and represents the Company’s fair value estimates related to the acquisition as of July 20, 2025.

Estimated fair value
Identifiable assets acquired
Cash	$4,033
Current assets	2,565
Operating lease right-of-use assets	3,413
Property and equipment, net	16,610
Intangible assets	600
Total identifiable assets acquired	27,221
Liabilities assumed
Current liabilities	2,410
Operating lease liabilities, non-current portion	2,800
Long-term debt	3,000
Deferred tax liability	307
Other long-term liabilities	2,157
Total liabilities assumed	10,674
Net identifiable assets acquired	16,547
Goodwill	10,297
Total fair value of consideration paid	$26,844

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The carrying amount of accounts receivable and inventory acquired represented their fair value. Property and equipment were assigned a fair value of $16.6 million, based on a combination of the cost and market approaches, and will be amortized over a weighted average of 5.5 years. The identifiable intangible assets consist of trade names and trademarks and customer relationships which were each assigned fair values of approximately $0.3 million and will be amortized on a straight-line basis over their estimated useful lives of 10 years. The acquired intangible assets were valued utilizing either the relief from royalty method or the multi-period excess earnings method, as appropriate. These approaches require judgment, including those related to projected net cash flows, revenue growth rates, and the discount rate used to discount the cash flows.

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

18.
Subsequent Events

From January 1, 2026 through February 27, 2026, 3,623,101 shares were sold under the Jefferies Sales Agreement, at a weighted average price of $52.96 per share. The Company received net proceeds of $188.0 million, after deducting discounts and commissions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In accordance with the SEC's general guidance that an assessment of a recently acquired business may be excluded from management’s report on internal control over financial reporting in the year of such acquisition, our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Biovire, Inc., which was acquired on July 20, 2025. The financial results of this acquisition are included in our audited financial statements as of December 31, 2025. Total assets attributable to the acquisition of Biovire, Inc., represented approximately 5% of our consolidated assets as of December 31, 2025, and revenue and net loss attributable to Biovire, Inc. for the year ended December 31, 2025 were 80% and 4%, respectively, of our consolidated results.

As of December 31, 2025, with the participation of our principal executive officer and our principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CG Oncology, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CG Oncology, Inc.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CG Oncology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Biovire, Inc., which is included in the 2025 consolidated financial statements of the Company and constituted 5% of total as of December 31, 2025, and 80% and 4% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Biovire, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Irvine, California

February 27, 2026

Item 9B. Other Information.

Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (other than as set forth below) will be contained in our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Conduct and Ethics is available on the Corporate Governance section of our website at ir.cgooncology.com. If we make any substantive amendments to the Code of Conduct and Ethics or grant any waiver from a provision of the Code of Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement under the headings "Compensation Discussion and Analysis," “Executive Compensation,” "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and “Non-Employee Director Compensation,” and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.
Financial Statements.

See “Index to Consolidated Financial Statements” under Part II, Item 8 to this Annual Report.

2.
Finance Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.
Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report and is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	S-1/A	01/18/24	3.3
3.2	Amended and Restated Bylaws	S-1	01/02/24	3.4
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	01/18/24	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 28, 2023, as amended, by and among the Registrant and certain of its stockholders	S-1/A	01/18/24	4.2
4.3	Description of Registered Securities	10-K	03/26/24	4.3
10.1#	CG Oncology, Inc. 2015 Equity Incentive Plan, as amended, and form of stock grant agreement and form of stock option agreement thereunder	S-8	01/26/24	10.1
10.2#	CG Oncology, Inc. 2022 Incentive Award Plan and form of stock option agreement, form of stock option agreement (early exercise) and form of restricted stock unit agreement thereunder	S-8	01/26/24	10.2
10.3#	CG Oncology, Inc. 2024 Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	S-8	01/26/24	10.3
10.4#	CG Oncology, Inc. 2024 Employee Stock Purchase Plan	S-8	01/26/24	10.4
10.5#	Amended and Restated Non-Employee Director Compensation Program	10-K	03/28/25	10.5
10.6†	Development and License Agreement, dated March 11, 2019, between the Lepu Biotech Co., Ltd. and the Registrant	S-1	01/02/24	10.6
10.7†	License and Collaboration Agreement, dated March 26, 2020, between Kissei Pharmaceutical Co., Ltd. and the Registrant	S-1	01/02/24	10.7
10.8†	First Amendment to the License and Collaboration Agreement, dated September 15, 2022, between Kissei Pharmaceutical Co., Ltd. and the Registrant	S-1	01/02/24	10.8
10.9#	Form of Indemnification Agreement for Directors and Officers	S-1	01/02/24	10.9
10.10#	Annual Bonus Plan	S-1	01/02/24	10.11
10.11#	Amended and Restated Employment Agreement, effective January 9, 2025, between Arthur Kuan and the Registrant	10-K	03/28/25	10.11
10.12#	Amended and Restated Employment Agreement, effective January 9, 2025, between Ambaw Bellete and the Registrant	10-K	03/28/25	10.12
10.13#	Amended and Restated Employment Agreement, effective January 9, 2025, between Vijay Kasturi and the Registrant	10-K	03/28/25	10.13
10.14#	Amended and Restated Employment Agreement, effective January 9, 2025, between Joshua F. Patterson and the Registrant	10-K	03/28/25	10.15

10.15#	Consulting Agreement, effective November 13, 2025, between Monomoy Advisors, LLC and the Registrant				X
10.16#	Form of Performance Based Restricted Stock Unit Agreement (2024 Incentive Award Plan)	10-Q	11/14/25	10.1
10.17	Open Market Sale Agreement, by and between CG Oncology, Inc. and Jefferies LLC, dated March 28, 2025.	S-3ASR	03/28/25	1.2
19.1	Amended and Restated Insider Trading Policy				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (see signature page)				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97#	Policy for the Recovery of Erroneously Awarded Compensation	S-1	01/02/24	10.10
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101				X

# Indicates management contract or compensatory plan.

* This certification is furnished herewith and deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

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

CG ONCOLOGY, INC.

/s/ Arthur Kuan
Arthur Kuan Chairman and Chief Executive Officer

Date: February 27, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arthur Kuan and Jim DeTore, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Arthur Kuan	Chairman and Chief Executive Officer	February 27, 2026
Arthur Kuan	(principal executive officer)

/s/ Jim DeTore	Interim Principal Financial and Accounting Officer	February 27, 2026
Jim DeTore

/s/ Susan Graf	Director	February 27, 2026
Susan Graf

/s/ Brian Liu, M.D.	Director	February 27, 2026
Brian Liu, M.D.

/s/ James J. Mulé, IPh.D.	Director	February 27, 2026
James J. Mulé, IPh.D.

/s/ Leonard Post, Ph.D.	Director	February 27, 2026
Leonard Post, Ph.D.

/s Christina Rossi	Director	February 27, 2026
Christina Rossi

/s/ Victor Tong, Jr.	Director	February 27, 2026
Victor Tong, Jr.