Form 10-Q
period 2026-06-30
CG Oncology, Inc.
filed 2026-08-06
CIK 1991792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 88,640,375 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CG ONCOLOGY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$19,636	$32,490
Marketable securities	1,008,642	709,665
Inventory	1,003	1,565
Accounts receivable, net	417	688
Prepaid expenses and other current assets	19,949	15,067
Total current assets	1,049,647	759,475
Property and equipment, net	14,707	15,596
Operating lease right-of-use assets	5,730	3,971
Intangible assets, net	545	575
Goodwill	10,297	10,297
Other assets	4,729	1,678
Total assets	$1,085,655	$791,592
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,727	$5,714
Operating lease liabilities, current portion	985	915
Accrued expenses and other current liabilities	33,528	24,207
Total current liabilities	47,240	30,836
Long-term debt	3,000	3,000
Operating lease liabilities, net of current portion	4,834	3,106
Deferred tax liability	307	307
Other liabilities	1,156	1,741
Total liabilities	56,537	38,990
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 700,000,000 and 700,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 88,306,390 and 80,689,128 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9	8
Additional paid-in capital	1,547,343	1,131,570
Accumulated deficit	(518,234)	(378,976)
Total stockholders' equity	1,029,118	752,602
Total liabilities and stockholders' equity	$1,085,655	$791,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Commercial and development revenue	$1,147	$—	$2,216	$—
License and collaboration revenue	10	—	24	52
Total revenues	1,157	—	2,240	52
Operating costs and expenses
Cost of sales	3,925	—	6,887	—
Research and development	54,657	31,331	98,387	58,799
General and administrative	28,976	17,410	49,756	32,198
Total operating costs and expenses	87,558	48,741	155,030	90,997
Loss from operations	(86,401)	(48,741)	(152,790)	(90,945)
Other income (expense), net
Interest income, net	7,329	7,319	13,617	15,066
Other income (expense), net	16	(4)	(85)	1
Total other income, net	7,345	7,315	13,532	15,067
Net loss and comprehensive loss	$(79,056)	$(41,426)	$(139,258)	$(75,878)
Net loss per share, basic and diluted	$(0.90)	$(0.54)	$(1.61)	$(1.00)
Weighted average shares of common stock outstanding, basic and diluted	88,200,023	76,226,829	86,369,437	76,207,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	76,154,783	$8	$951,350	$(217,981)	$733,377
Issuance of common stock	66,506	—	682	—	682
Stock-based compensation expense	—	—	5,151	—	5,151
Net loss	—	—	—	(34,452)	(34,452)
Balance as of March 31, 2025	76,221,289	$8	$957,183	$(252,433)	$704,758
Issuance of common stock	10,570	—	19	—	19
Stock-based compensation expense	—	—	7,007	—	7,007
Net loss	—	—	—	(41,426)	(41,426)
Balance as of June 30, 2025	76,231,859	$8	$964,209	$(293,859)	$670,358

Balance as of December 31, 2025	80,689,128	$8	$1,131,570	$(378,976)	$752,602
Issuance of common stock in connection with a public offering, net of issuance costs	6,941,407	1	391,409	—	391,410
Issuance of common stock	377,226	—	1,495	—	1,495
Stock-based compensation expense	—	—	6,474	—	6,474
Net loss	—	—	—	(60,202)	(60,202)
Balance as of March 31, 2026	88,007,761	$9	$1,530,948	$(439,178)	$1,091,779
Issuance of common stock	298,629	—	2,061	—	2,061
Stock-based compensation expense	—	—	14,334	—	14,334
Net loss	—	—	—	(79,056)	(79,056)
Balance as of June 30, 2026	88,306,390	$9	$1,547,343	$(518,234)	$1,029,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(139,258)	$(75,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,691	180
Stock-based compensation expense	20,808	12,158
Unrealized losses (gains) on short-term investments	4,668	(2,166)
Non-cash interest expense (income)	92	(675)
Non-cash lease expense	38	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,882)	234
Accounts receivable, net	271	—
Inventory	562	—
Other assets	(3,051)	(13)
Accounts payable	7,013	608
Accrued expenses and other current liabilities	9,345	8,303
Other liabilities	(654)	—
Net cash used in operating activities	(103,357)	(57,236)
Investing Activities
Proceeds from sales and maturities of investments	479,755	370,520
Purchases of investments	(783,400)	(529,852)
Issuance of note receivable	—	(26,000)
Purchases of property and equipment	(772)	(30)
Net cash used in investing activities	(304,417)	(185,362)
Financing Activities
Proceeds from follow-on public offerings, net of issuance costs	391,550	—
Proceeds from exercise of common stock options	3,750	701
Withholding taxes paid on net exercise of stock options	(194)	—
Stock issuance costs	(186)	(547)
Net cash provided by financing activities	394,920	154
Net decrease in cash and cash equivalents	(12,854)	(242,444)
Cash and cash equivalents at beginning of period	32,490	257,068
Cash and cash equivalents at end of period	$19,636	$14,624

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$94	$—
Cash paid for taxes	$13	$11

Non-cash Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for lease liabilities	$2,295	$859

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report), filed with the SEC on February 27, 2026. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal and recurring adjustments, considered necessary for a fair statement of the interim periods.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.

Liquidity and Management’s Plans

As of June 30, 2026, the Company had approximately $1,028.3 million of cash, cash equivalents and marketable securities and working capital of approximately $1,002.4 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of June 30, 2026, the Company had an accumulated deficit of $518.2 million. During the three and six months ended June 30, 2026, the Company incurred a net loss of $79.1 million and $139.3 million, respectively, and had negative cash flows from operations of $103.4 million during the six months ended June 30, 2026. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval, and gains market acceptance of a product candidate and achieves a level of revenues adequate to support the Company’s operations.

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

3. Fair Value Measurements

The following tables present the financial instruments carried at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, respectively, in accordance with the ASC 820, Fair Value Measurement (ASC 820) hierarchy (in thousands):

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,383	$—	$—	$10,383
Marketable securities	$—	$1,008,642	$—	$1,008,642

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16,639	$10,056	$—	$26,695
Marketable securities	$—	$709,665	$—	$709,665

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2026 and the year ended December 31, 2025.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

4. Property and Equipment, Net

The components of property and equipment, net as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$10,707	$10,499
Manufacturing and lab equipment	6,260	5,982
Machinery and equipment	795	589
Construction in progress	73	—
Total property and equipment, cost	17,835	17,070
Less: Accumulated depreciation	(3,128)	(1,474)
Property and equipment, net	$14,707	$15,596

Depreciation expense for the three months ended June 30, 2026 and 2025 was $0.8 million and less than $0.1 million, respectively, and was $1.7 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

5. Goodwill

Goodwill

In connection with the Conversion Event in July 2025, the Company recognized goodwill of $10.3 million. See Note 15 for additional information on this transaction.

The Company annually assesses goodwill for impairment in the fourth quarter of each calendar year and at an interim date if indicators of impairment exist. During the three and six months ended June 30, 2026, no goodwill impairment was recognized.

6. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
External research and development expenses	$24,927	$13,936
Personnel-related expenses	5,576	8,216
Professional fees	1,347	967
Deferred revenue	226	286
Other	1,452	802
Total accrued expenses and other current liabilities	$33,528	$24,207

7. Commitments and Contingencies

Operating Leases

The Company has entered into non-cancellable operating leases with remaining lease terms expiring between 2026 and 2034. Of the four operating leases that have commenced as of June 30, 2026, three are leases in which the Company is the lessee for office space. The remaining operating lease was acquired in connection with the Conversion Event and includes office, manufacturing, and warehouse space. In the fourth quarter of 2025, the Company entered into an additional non-cancelable operating lease for office space with a term of approximately eight years, which, along with rent payments, is expected to commence in the third quarter of 2026. The Company had no finance leases as of June 30, 2026 and December 31, 2025.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

The components of lease expense for the periods ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease cost
Operating lease cost	$410	$86	$747	$152
Total lease cost	$410	$86	$747	$152
Other information
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$1,504	$—	$2,295	$859
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$345	$86	$654	$161
Weighted-average remaining lease term (years)	4.69	3.71	4.69	3.71
Weighted-average discount rate	6.90%	6.85%	6.90%	6.85%

Maturities of lease liabilities as of June 30, 2026 were as follows (in thousands):

2026	664
2027	1,434
2028	1,470
2029	1,403
2030	1,329
Thereafter	562
Total lease payment	6,862
Less: amount representing imputed interest	(1,043)
Total future minimum lease obligations	$5,819

Legal Proceedings

A liability for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources is recorded in the unaudited condensed consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated.

On March 4, 2024, a complaint was filed against the Company in the Superior Court of the State of Delaware by ANI Pharmaceuticals, Inc. seeking a declaratory judgment that a provision in an assignment and technology transfer agreement between the Company and ANI, dated November 15, 2010 (the ANI Agreement), obligates the Company to pay ANI a royalty on certain “net sales” of cretostimogene, and (ii) compensatory damages alleging the Company was unjustly enriched by obtaining the benefit of certain non-patent assets under the ANI Agreement without paying adequate consideration to ANI. On July 16, 2025, the Superior Court granted the Company’s motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene but denied the Company’s motion for summary judgment with respect to ANI’s unjust enrichment claim. On July 29, 2025, a jury entered a verdict in favor of the Company, unanimously rejecting all of ANI's claims for unjust enrichment damages. As a result, the Company will not owe ANI a future royalty of 5% on commercial sales of cretostimogene, no damages have been awarded to ANI, and there are no further payments due to ANI under the ANI Agreement. On April 10, 2026, the Superior Court heard oral arguments from ANI and the Company on pending post-trial motions submitted by the Company and ANI, which included (i) ANI’s Motion for Judgment as a Matter of Law; (ii) ANI’s Motion to Unseal Trial Exhibits; and (iii) the Company’s Motion for Costs. On July 16, 2026, the Superior Court issued an order denying ANI's motions for a new trial and judgment as a matter of law. The Company will continue to vigorously defend any appeals brought by ANI.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of June 30, 2026, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

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

The Company recognized no license and collaboration revenue during the three and six months ended June 30, 2026 and 2025.

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

The Company recognized less than $0.1 million in license and collaboration revenue for each of the three and six months ended June 30, 2026 and the six months ended June 30, 2025. The Company recognized no license and collaboration revenue for the three months ended June 30, 2025

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

9. Segment Disclosures

The Company operates as a single operating segment. The Company's chief operating decision maker (CODM) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net loss to assess financial performance and allocate resources. The CODM does not review assets in evaluating the results of the single segment and therefore, such information is not presented.

The following table presents selected financial information with respect to the Company's single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Commercial and development revenue	$1,147	$—	$2,216	$—
License and collaboration revenue	10	—	24	52
Total revenues	1,157	—	2,240	52
Less:
Cost of sales	3,925	—	6,887	—
Research and development
Clinical and manufacturing	50,947	26,371	90,073	49,436
Other research and development(1)	3,710	4,960	8,314	9,363
Total research and development	54,657	31,331	98,387	58,799
General and administrative	28,976	17,410	49,756	32,198
Total costs and operating expenses	87,558	48,741	155,030	90,997
Loss from operations	(86,401)	(48,741)	(152,790)	(90,945)
Other income, net	7,345	7,315	13,532	15,067
Net loss	$(79,056)	$(41,426)	$(139,258)	$(75,878)

(1) Other research and development consists of indirect costs incurred for the benefit of the research and development efforts, including certain personnel, supply chain, quality assurance, and regulatory affairs.

10. Common Stock

The Company is authorized to issue up to 700,000,000 shares of common stock at June 30, 2026 and December 31, 2025, of which 88,306,390 and 80,689,128 shares were issued and outstanding at June 30, 2026 and December 31, 2025, respectively.

Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock, of which there are none as of June 30, 2026 and December 31, 2025.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Reserved Shares

As of June 30, 2026, the Company reserved the following shares of common stock for issuance:

June 30,
2026
Stock options and awards outstanding	8,392,256
Reserved for future stock award issuances	6,368,754
Reserved for future ESPP issuances	1,481,534
Total	16,242,544

11. Stock-Based Compensation

In 2015, the Company established the 2015 Plan, under which the Company may grant options and restricted stock to its employees and certain non-employees. As of June 30, 2026, there were 241,618 shares of common stock subject to outstanding awards under the 2015 Plan. In 2022, the Company established the 2022 Plan, under which the Company may grant options, restricted stock units, restricted stock, stock appreciation rights, dividend equivalents and other stock and cash-based awards to its employees and certain non-employees. As of June 30, 2026, there were 3,041,588 shares of common stock subject to outstanding awards under the 2022 Plan.

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Equity Incentive Plan (the 2024 Plan), which became effective on January 24, 2024. The 2024 Plan replaced the 2022 Plan, as the Company’s board of directors has determined to not make additional grants under the 2022 Plan following its initial public offering. However, the 2015 and 2022 Plans will continue to govern outstanding equity awards granted under the 2015 and 2022 Plans. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan is (1) 8,246,565 shares, plus (2) any shares subject to outstanding awards under the 2015 and 2022 Plans as of the effective date of the 2024 Plan that become available for issuance under the 2024 Plan thereafter in accordance with its terms. As of June 30, 2026, there were 5,109,050 shares of common stock subject to outstanding awards and 6,368,749 shares of common stock remaining and available for issuance under the 2024 Plan.

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

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2026 (in thousands, except share and per share amounts):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Balance at December 31, 2025	7,958,219	$16.59	7.96	$198,545
Granted	1,185,868	$66.61
Exercised	(657,956)	$6.56
Forfeited/Expired	(280,303)	$36.41
Balance at June 30, 2026	8,205,828	$23.95	7.14	$386,627
Vested and expected to vest at June 30, 2026	8,205,828	$23.95	7.14	$386,627
Exercisable at June 30, 2026	4,068,186	$15.08	5.85	$227,777

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock. The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $38.4 million and $1.1 million, respectively.

The weighted-average grant-date fair value of the options granted was $43.06 and $20.79 per share for the six months ended June 30, 2026 and 2025, respectively. The aggregate grant-date fair value of options vested during the six months ended June 30, 2026 and 2025 was $20.7 million and $12.3 million, respectively.

The following table provides the assumptions used in determining the fair value of option awards for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	63.99% - 69.97%	73.62% - 77.58%	63.99% - 69.97%	73.39% - 77.58%
Risk-free interest rate	3.99% - 4.345%	3.99% - 4.16%	3.725% - 4.345%	3.99% - 4.5%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.25 - 6.1	5.25 - 6.1	5.25 - 6.1	5.25 - 6.1

The Company recorded stock-based compensation expense related to stock options of $14.1 million and $6.4 million for the three months ended June 30, 2026 and 2025, respectively, and $20.1 million and $10.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had an aggregate $87.7 million of gross unrecognized stock-based compensation expense related to unvested options to be recognized over a weighted average period of 3.0 years.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

Performance-Based Restricted Stock Units

A Performance Stock Unit (PSU) represents one equivalent share of the Company's common stock to be issued after achievement of the performance metrics specified in the grant. The following table summarizes the Company's PSU activity for six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2025	166,342	$39.40
Granted	22,643	$67.68
Vested	—	$—
Forfeited	(2,557)	$43.25
Nonvested at June 30, 2026	186,428	$42.78
Expected to vest at June 30, 2026	186,428	$42.78

The Company estimates the fair value of a PSU based upon the expected achievement of the performance metrics specified in the grant and the closing market price of the Company's common stock on the date of grant.

Stock-based compensation expense associated with these PSUs is recognized if achievement of the underlying performance condition is considered probable of achievement based on the Company’s best estimates. No stock-based compensation expense related to PSUs was recorded during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, the Company had an aggregate $8.0 million of gross unrecognized stock-based compensation expense related to unvested PSUs to be recognized over a weighted average period of 1.0 years, including the expense attributable to PSUs for which achievement is not considered probable and no current expense is being recognized.

Stock-based compensation expense related to stock awards and the 2024 Employee Stock Purchase Plan (see Note 12) recorded in the accompanying statements of operations for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,094	$2,303	$5,653	$3,955
General and administrative	11,240	4,704	15,155	8,203
Total stock-based compensation expense	$14,334	$7,007	$20,808	$12,158

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

12. Employee Stock Purchase Plan

On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Employee Stock Purchase Plan (the ESPP), which became effective on January 24, 2024. The number of shares initially available for issuance pursuant to the ESPP is 812,242 shares. The ESPP provides for the sale of the Company's common stock to eligible employees at 85% of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant date of purchase, whichever is lower. Payroll deductions are limited to 15% of the employee’s eligible compensation, subject to IRS limits. In addition, employees may not buy more than 100,000 shares during any purchase period or offering period. There were 39,060 and 32,019 shares purchased under the ESPP during the six months ended June 30, 2026 and 2025, respectively, and no shares purchased under the ESPP during the three months ended June 30, 2026 and 2025. As of June 30, 2026, there were approximately 1.5 million shares available for issuance under the ESPP.

The Company recorded stock-based compensation expense under the ESPP of approximately $0.2 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had $1.0 million of gross unrecognized stock-based compensation expense under the ESPP to be recognized over a weighted average period of 1.4 years.

CG ONCOLOGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

14. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss and comprehensive loss	$(79,056)	$(41,426)	$(139,258)	$(75,878)
Denominator:
Weighted-average common stock outstanding, basic and diluted	88,200,023	76,226,829	86,369,437	76,207,333
Net loss per share attributable to common stockholders, basic and diluted	$(0.90)	$(0.54)	$(1.61)	$(1.00)

The Company’s potentially dilutive securities, which include stock options and awards, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	June 30,
	2026	2025
Stock options outstanding	8,205,828	8,963,925
Total	8,205,828	8,963,925

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

Consideration was determined to be the fair value of the note receivable that was exchanged for the majority of shares of the SPV and Biovire. The acquisition was accounted for as a business combination using the acquisition method of accounting, under which the acquired assets, including intangible assets, and assumed liabilities were recognized at their estimated fair values as of July 20, 2025, with the excess of the fair value of consideration transferred over the fair value of the net assets acquired recognized as goodwill. The Company's unaudited condensed consolidated financial statements include the operating results of the SPV and Biovire from the date of acquisition through June 30, 2026.

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

16. Subsequent Events

On August 6, 2026, the Company filed Amendment No. 2 to the prospectus with the SEC, to increase the shares of common stock available to be sold pursuant to the terms of the Jefferies Sales Agreement by an additional $500.0 million.

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

Overview

We are a late-stage clinical biopharmaceutical company focused on developing and commercializing cretostimogene grenadenorepvec (cretostimogene), an investigational oncolytic immunotherapy with a dual mechanism of action designed both to eliminate cancer cells directly by selective replication and indirectly by activating an anti-tumor immune response, as a potential backbone therapy in a broad range of patients afflicted with bladder cancer. Cretostimogene is currently in clinical development for the treatment of patients with high-risk and intermediate-risk non-muscle invasive bladder cancer (NMIBC), which potentially represents up to 150,000 addressable patients (US).

We are evaluating the safety and efficacy of cretostimogene monotherapy in BOND-003 Cohort C, our ongoing Phase 3 clinical trial in high-risk Bacillus Calmette-Guérin (BCG)-unresponsive NMIBC with carcinoma in situ (CIS), with or without Ta/T1 disease. Given the limitations of currently approved therapies, the next course of treatment for these patients with BCG-unresponsive tumors is radical cystectomy, which is the complete removal of the bladder. This surgery carries a significant social, functional and emotional burden for patients. As such, there is a significant unmet need for effective bladder-sparing treatments. We reported potentially best-in-disease data in September 2025, and results were subsequently updated and published in The Lancet Oncology in July 2026. These results included a 75.5% complete response (CR) at any time, after receiving cretostimogene as monotherapy, with 12- and 24-month duration of response (DOR) rates of 64.2% and 60.1%, respectively and a favorable safety and tolerability profile. This trial served as the basis for our Biologics License Application (BLA) submission for our initial indication to the U.S. Food and Drug Administration (FDA), which we expect to complete in the fourth quarter of 2026. Cretostimogene has received both Fast Track and Breakthrough Therapy designations from the FDA for the treatment of high-risk BCG-unresponsive NMIBC with CIS with or without Ta or T1 papillary tumors. Additionally, in April 2024, we initiated BOND-003 Cohort P, an exploratory study evaluating cretostimogene monotherapy in high-risk BCG-unresponsive NMIBC with only Ta/T1 disease. Based on internal research derived from the National Cancer Institute Surveillance, Epidemiology, and End Results Program’s (NIH SEER) database, secondary claims data analytics and management assumptions, the high-risk BCG-unresponsive NMIBC segment may represent up to 25,000 addressable patients.

We are also conducting a Phase 3 clinical trial, PIVOT-006, the first randomized registrational trial to evaluate an investigational adjuvant therapy in intermediate-risk NMIBC assessing cretostimogene following transurethral resection of the bladder tumor (TURBT), with enrollment completed in the third quarter of 2025. These patients with intermediate-risk NMIBC are encumbered by frequent tumor recurrence that requires repeat resection of the bladder tumors. Moreover, intravesical BCG is no longer recommended by guidelines for this patient population due to the continuous BCG shortage. We believe cretostimogene, if approved in intermediate-risk NMIBC, has the potential to serve as a first-in-class backbone therapy in this frontline adjuvant setting, for which there are currently no U.S. FDA approved options. Based on internal research derived from NIH SEER database, secondary claims data analytics and management assumptions, the intermediate-risk NMIBC segment may represent up to 50,000 addressable patients.

Additionally, we have multiple ongoing Phase 2 trials designed to generate data in high-risk BCG-exposed and BCG-naïve patients. In October 2024, we initiated CORE-008 Cohort A, a Phase 2 clinical trial in high-risk NMIBC patients who are naïve to BCG treatment, including patients with CIS and with or without Ta/T1 disease and patients with only Ta/T1 disease. Based on internal research derived from NIH SEER database, secondary claims data analytics and management assumptions, the high-risk BCG-naïve NMIBC segment may represent up to 25,000 addressable patients. In March 2025, we expanded CORE-008 evaluating cretostimogene monotherapy in the high-risk BCG-exposed population (Cohort B). In addition, in April 2025, we initiated a third Cohort (Cohort CX), evaluating cretostimogene in combination with gemcitabine in both the high-risk BCG-exposed and BCG-unresponsive population. Notably, cretostimogene’s potential for combination with other therapies was assessed in a Phase 2 CORE-001 clinical trial evaluating cretostimogene in combination with the checkpoint inhibitor (CPI) pembrolizumab in high-risk BCG-unresponsive NMIBC patients. In May 2026, first results from CORE-008 Cohort CX data were presented at the Society of Urologic Oncology (SUO) session at the American Urological Association (AUA) 2026 Annual Meeting. As of the March 13, 2026 cut off, the data included a favorable safety and tolerability profile and an overall high-grade event-free survival (HG-EFS) of 96.0% at 3 months and 89.5% at 6 months, with a a median follow-up of 6.6 months, in the overall intent-to-treat (ITT) population. There were no statistically significant differences in HG-EFS across concurrent and sequential treatment arms. High CR rates at any time were observed in the CIS-containing population with 85.7% and 92.3% in the ITT and Efficacy Evaluable population, respectively. Based on internal research derived from NIH SEER database, secondary claims data analytics and management assumptions, the high-risk BCG-exposed NMIBC segment may represent up to 50,000 addressable patients.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $139.3 million and $75.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $518.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize cretostimogene and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture cretostimogene, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for cretostimogene, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we do not become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce or terminate our operations.

To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock, as well as through previously outstanding term debt.

Through June 30, 2026, we have received aggregate gross proceeds of approximately $1,532.9 million from the sale of shares of our common stock from our initial public offering, our follow-on offering in December 2024, and our at-the-market facility, and sales of redeemable convertible preferred stock. In addition, through June 30, 2026, we have recognized $26.9 million in license and collaboration revenue pursuant to our license and collaboration agreements. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $1,028.3 million. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of cretostimogene and any future product candidates.

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

We will not generate revenue from product sales of cretostimogene or any future product candidates unless and until we successfully complete clinical development and obtain regulatory approval, which we expect will take a number of years and may never occur. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. For example, we may seek to raise additional capital through our Open Market Sale AgreementSM (Jefferies Sales Agreement) with Jefferies LLC, pursuant to which we may issue and sell up to an additional $500.0 million shares of our common stock. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements or arrangements as, and when needed, we may delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

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

Lepu License Agreement

In March 2019, we entered into a development and license agreement (the Lepu License Agreement) with Lepu Biotech Co., Ltd. (Lepu), under which we granted an exclusive license to Lepu to develop, manufacture and commercialize cretostimogene and/or DDM to treat and/or prevent cancer in the Lepu Territory. Lepu paid to us a one-time upfront payment of $4.5 million and is obligated to make regulatory milestone payments of up to $2.5 million and commercial milestone payments of up to $57.5 million. We are entitled to receive a high single-digit royalty on net sales of cretostimogene and/or DDM sold in the Lepu Territory, subject to a specified reduction. During the three and six months ended June 30, 2026 and 2025, we did not recognize any license and collaboration revenue related to the Lepu License Agreement.

Kissei License Agreement

In March 2020, and as amended September 2022, we entered into a license and collaboration agreement (the Kissei License Agreement) with Kissei Pharmaceutical Co., Ltd. (Kissei), under which we granted to Kissei an exclusive license to certain intellectual property rights in Bangladesh, Bhutan, Brunei, Cambodia, India, Indonesia, Japan, South Korea, Laos, Malaysia, Myanmar, Nepal, Pakistan, Palau, Philippines, Singapore, Sri Lanka, Taiwan, Thailand and Vietnam (the Kissei Territory), for Kissei to develop and commercialize, but not manufacture, cretostimogene in combination with DDM (the Licensed Product) for all uses in oncology. Kissei paid to us a one-time upfront payment of $10.0 million under the agreement. Kissei is obligated to pay development milestone payments of up to $33.0 million and commercial milestone payments of up to $67.0 million. We have also agreed to pay Kissei a royalty on net sales of Licensed Product outside the Kissei Territory and outside the Lepu Territory, including on any U.S. sales, in a low-single digit percentage, subject to certain capped reductions. We are entitled to receive a royalty on net sales of Licensed Product in the Kissei Territory in the mid-twenties percentage, subject to certain capped reductions and offset rights. We are obligated to supply and Kissei will exclusively purchase its clinical and commercial requirements of Licensed Product from us. During each of the three and six months ended June 30, 2026 and the six months ended June 30, 2025, less than $0.1 million in license and collaboration revenue was recorded related to the Kissei License Agreement. We did not recognize any license and collaboration revenue related to the Kissei License Agreement during the three months ended June 30, 2025.

Components of Our Results of Operations

Revenue

License and Collaboration Revenue

Through June 30, 2026, we have recognized $26.9 million in license and collaboration revenue through our license and collaboration agreements. We have not generated any revenue from the sale of our cretostimogene products, however, and do not expect to generate any revenue from the sale of our cretostimogene products in the foreseeable future, if at all. If our or our collaborators’ development efforts for cretostimogene and any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales, payments from existing or potential future collaboration or license agreements with third parties, or any combination thereof.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Revenues
Commercial and development revenue	$1,147	$—	$1,147
License and collaboration revenue	10	—	10
Total revenues	1,157	—	1,157
Operating costs and expenses
Cost of sales	3,925	—	3,925
Research and development	54,657	31,331	23,326
General and administrative	28,976	17,410	11,566
Total operating costs and expenses	87,558	48,741	38,817
Loss from operations	(86,401)	(48,741)	(37,660)
Other income (expense), net:
Interest income, net	7,329	7,319	10
Other income (expense), net	16	(4)	20
Total other income, net	7,345	7,315	30
Net loss and comprehensive loss	$(79,056)	$(41,426)	$(37,630)

Commercial and Development Revenue

Commercial and development revenue was $1.1 million for the three months ended June 30, 2026 compared to zero for the three months ended June 30, 2025. As the Conversion Event occurred in July 2025, there was no corresponding commercial and development revenue in the prior period.

License and Collaboration Revenue

License and collaboration revenue was less than $0.1 million for the three months ended June 30, 2026 compared to zero the three months ended June 30, 2025. All revenue recognized was related to the Kissei License Agreement.

Cost of Sales

Cost of sales was $3.9 million for the three months ended June 30, 2026 compared to zero for the three months ended June 30, 2025. As the Conversion Event occurred in July 2025, there was no corresponding costs in the prior period.

Research and Development Expenses

The following table summarizes our R&D expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
External clinical trial expenses	$42,557	$21,273	$21,284
Personnel-related expenses	11,098	8,412	2,686
Other research and development	1,002	1,646	(644)
Total research and development expenses	$54,657	$31,331	$23,326

R&D expenses were $54.7 million for the three months ended June 30, 2026 compared to $31.3 million for the three months ended June 30, 2025. The increase of $23.3 million in R&D expenses for the three months ended June 30, 2026 was primarily due to an increase of $21.3 million in external clinical trial expenses related to higher Chemistry, Manufacturing, and Controls (CMC) costs, as well as an increase of $2.7 million in compensation costs due to increased headcount, including a $0.8 million increase in stock-based compensation, partially offset by a decrease in other research and development costs of $0.6 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Personnel-related expenses	$20,633	$9,733	$10,900
Professional and consultant fees	3,819	5,156	(1,337)
Other general and administrative	4,524	2,521	2,003
Total general and administrative expenses	$28,976	$17,410	$11,566

General and administrative expenses were $29.0 million for the three months ended June 30, 2026 compared to $17.4 million for the three months ended June 30, 2025. The increase of $11.6 million in general and administrative expenses for the three months ended June 30, 2026 was primarily due to an increase in compensation costs of $10.9 million due to increased headcount, including a $6.5 million increase in stock-based compensation, and an increase in other general fees and costs of $2.0 million, partially offset by a decrease in professional and consultant fees of $1.3 million.

Other Income (Expense), Net

Other income (expense), net, was an other income of $7.3 million for each of the three months ended June 30, 2026 and the three months ended June 30, 2025. The other income remained consistent primarily due to an increase in interest income earned related to cash equivalents and marketable securities balances, offset by interest expense in the current period related to debt acquired through SPV and Biovire, with no corresponding interest expense in the prior period.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Revenues
Commercial and development revenue	$2,216	$—	$2,216
License and collaboration revenue	24	52	(28)
Total revenues	2,240	52	2,188
Operating costs and expenses
Cost of sales	6,887	—	6,887
Research and development	98,387	58,799	39,588
General and administrative	49,756	32,198	17,558
Total operating costs and expenses	155,030	90,997	64,033
Loss from operations	(152,790)	(90,945)	(61,845)
Other income (expense), net:
Interest income, net	13,617	15,066	(1,449)
Other income (expense), net	(85)	1	(86)
Total other income, net	13,532	15,067	(1,535)
Net loss and comprehensive loss	$(139,258)	$(75,878)	$(63,380)

Commercial and Development Revenue

Commercial and development revenue was $2.2 million for the six months ended June 30, 2026 compared to zero for the six months ended June 30, 2025. As the Conversion Event occurred in July 2025, there was no corresponding commercial and development revenue in the prior period.

License and Collaboration Revenue

License and collaboration revenue was less than $0.1 million for each of the six months ended June 30, 2026 and 2025. All revenue recognized during both periods was related to the Kissei License Agreement.

Cost of Sales

Cost of sales was $6.9 million for the six months ended June 30, 2026 compared to zero for the six months ended June 30, 2025. As the Conversion Event occurred in July 2025, there was no corresponding costs in the prior period.

Research and Development Expenses

The following table summarizes our R&D expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
External clinical trial expenses	$75,380	$39,574	$35,806
Personnel-related expenses	20,841	16,085	4,756
Other research and development	2,166	3,140	(974)
Total research and development expenses	$98,387	$58,799	$39,588

R&D expenses were $98.4 million for the six months ended June 30, 2026 compared to $58.8 million for the six months ended June 30, 2025. The increase of $39.6 million in R&D expenses for the six months ended June 30, 2026 was primarily due to an increase of $35.8 million in external clinical trial expenses related to higher CMC costs, as well as an increase of $4.8 million in compensation costs due to increased headcount, including a $1.7 million increase in stock-based compensation, partially offset by a decrease in other research and development costs of $1.0 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Personnel-related expenses	$31,782	$18,173	$13,609
Professional and consultant fees	9,590	8,378	1,212
Other general and administrative	8,384	5,647	2,737
Total general and administrative expenses	$49,756	$32,198	$17,558

General and administrative expenses were $49.8 million for the six months ended June 30, 2026 compared to $32.2 million for the six months ended June 30, 2025. The increase of $17.6 million in general and administrative expenses for the six months ended June 30, 2026 was primarily due to an increase in compensation costs of $13.6 million due to increased headcount, including a $7.0 million increase in stock-based compensation, an increase in other general fees and costs of $2.7 million, and an increase in professional and consultant fees of $1.2 million, partially offset by a decrease in marketing-related costs of $0.3 million.

Other Income (Expense), Net

Other income (expense), net, for the six months ended June 30, 2026 was an other income, net of $13.5 million compared to $15.1 million for the six months ended June 30, 2025. The $1.5 million decrease was primarily due to a decrease in interest income earned related to cash equivalents and marketable securities balances, as well as interest expense in the current period related to debt acquired through SPV and Biovire, with no corresponding interest expense in the prior period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales of cretostimogene and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of cretostimogene and any future product candidates. To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock, as well as through previously outstanding term debt. Through June 30, 2026, we have received aggregate gross proceeds of $1,532.9 million from the sale of shares of our common stock through our public offerings and our redeemable convertible preferred stock. In addition, through June 30, 2026, we have recognized $26.9 million in license and collaboration revenue through our license and collaboration agreements. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $1,028.3 million.

At-the-Market Offering

On March 28, 2025, we entered into the Jefferies Sales Agreement with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3ASR with the SEC, which contains a base prospectus, covering an unlimited amount of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, which we subsequently amended on January 13, 2026 and on August 6, 2026, covering the offering, issuance and sale of up to a maximum aggregate offering of $1.05 million of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. As of June 30, 2026, we have received gross proceeds of $550.0 million and net aggregate proceeds of $538.5 million under the Jefferies Sales Agreement, after deducting discounts and commissions and other offering expenses. During the six months ended June 30, 2026, 6,941,407 shares were sold under the Jefferies Sales Agreement, at a weighted-average price of $57.56 per share, and the Company received net proceeds of $391.4 million, after deducting discounts and commissions and other offering expenses.

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

Contractual Obligations and Other Commitments

During the three and six months ended June 30, 2026, there have been no material changes outside of the ordinary course of business in the composition to the material contractual obligations or commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in the 2025 Annual Report.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(103,357)	$(57,236)
Net cash used in investing activities	(304,417)	(185,362)
Net cash provided by financing activities	394,920	154
Net decrease in cash, cash equivalents and restricted cash	$(12,854)	$(242,444)

Operating Activities

During the six months ended June 30, 2026, operating activities used $103.4 million of cash, primarily resulting from our net loss of $139.3 million, as well as net cash used by changes in our operating assets and liabilities of $8.6 million, partially offset by non-cash stock-based compensation charges of $20.8 million and other non-cash operating adjustments of $6.5 million.

During the six months ended June 30, 2025, operating activities used $57.2 million of cash, primarily resulting from our net loss of $75.9 million, accretion of the discount on short-term investments of $2.2 million, partially offset by $12.2 million of non-cash stock-based compensation charges and net cash used in changes in our operating assets and liabilities of $9.1 million.

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $304.4 million, primarily due to $783.4 million of purchases of marketable securities, partially offset by proceeds from sales and maturities of short-term investments.

During the six months ended June 30, 2025, net cash used in investing activities was $185.4 million, primarily due to purchases of marketable securities offset by proceeds from sales and maturities of short-term investments and the issuance of a note receivable through a convertible promissory note in the principal amount of $26.0 million.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $394.9 million, consisting primarily of proceeds of $391.4 million from the sale of our common stock pursuant to the Jefferies Sales Agreement, net of issuance costs, and net proceeds from exercise of options of $3.6 million.

During the six months ended June 30, 2025, net cash provided by financing activities was $0.2 million, consisting primarily of proceeds from exercise of options of $0.7 million, partially offset by stock issuance costs of $0.5 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2024, ANI Pharmaceuticals, Inc. (ANI) filed a complaint against the Company in the Superior Court of the State of Delaware seeking (i) a declaratory judgment that a provision in an assignment and technology transfer agreement between the Company and ANI, dated November 15, 2010 (the ANI Agreement), obligates the Company to pay ANI a royalty on certain “net sales” of cretostimogene, and (ii) compensatory damages alleging the Company was unjustly enriched by obtaining the benefit of certain non-patent assets under the ANI Agreement without paying adequate consideration to ANI. On July 16, 2025, the Superior Court granted the Company’s motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene but denied the Company’s motion for summary judgment with respect to ANI’s unjust enrichment claim. On July 29, 2025, a jury entered a verdict in favor of the Company, unanimously rejecting all of ANI's claims for unjust enrichment damages. As a result and subject to the outcome of any post-trial motions or appeals brought by ANI, the Company will not owe ANI a future royalty of 5% on commercial sales of cretostimogene, no damages have been awarded to ANI, and there are no further payments due to ANI under the ANI Agreement. On April 10, 2026, the Superior Court heard oral arguments from ANI and the Company on pending post-trial motions submitted by the Company and ANI, which included (i) ANI’s Motion for Judgment as a Matter of Law; (ii) ANI’s Motion to Unseal Trial Exhibits; and (iii) the Company’s Motion for Costs. On July 16, 2026, the Superior Court issued an order denying ANI's motions for a new trial and judgment as a matter of law. The Company will continue to vigorously defend any appeals brought by ANI.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our 2025 Annual Report, filed with the SEC on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On January 24, 2024, our registration statement on Form S-1 (File No. 333-276350) was declared effective by the SEC for our initial public offering. At the closing of our initial public offering on January 29, 2024, we sold 23,000,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 3,000,000 additional shares, at an initial public offering price of $19.00 per share and received gross proceeds of $437.0 million, which resulted in net proceeds to us of approximately $399.6 million, after deducting underwriting discounts and commissions of approximately $30.6 million and offering-related transaction costs of approximately $6.8 million. As of June 30, 2026, we have used all of the net proceeds from our initial public offering for general corporate purposes, including to fund the research and development of cretostimogene, manufacturing and pre-commercial activities, and to fund a contract manufacturing organization that provides us with clinical supply of cretostimogene. There has been no material change in the planned use of proceeds from that described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

From time to time, our Section 16 officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K) for the purchase or sale of our securities. During the three months ended June 30, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	S-1/A	01/18/24	3.3
3.2	Amended and Restated Bylaws	S-1	01/02/24	3.4
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	01/18/24	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 28, 2023, as amended, by and among the Registrant and certain of its stockholders	S-1/A	01/18/24	4.2
10.1#	Employment Agreement dated April 13, 2026 between the Registrant and Jim DeTore	8-K	04/13/26	10.1
10.2#	Separation Agreement dated May 20, 2026 between the Registrant and Ambaw Bellete				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CG Oncology, Inc.

Date: August 6, 2026	By:	/s/ Arthur Kuan
Arthur Kuan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Jim DeTore
Jim DeTore
Chief Financial Officer
(Principal Financial and Accounting Officer)

i