Form 10-Q
period 2026-09-30
CG Oncology, Inc.
filed 2026-11-06
CIK 1991792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of November 4, 2026, the registrant had 89,318,916 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CG ONCOLOGY, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$28,247	$32,490
Marketable securities	956,211	709,665
Inventory	1,165	1,565
Accounts receivable, net	666	688
Prepaid expenses and other current assets	21,441	15,067
Total current assets	1,007,730	759,475
Property and equipment, net	14,933	15,596
Operating lease right-of-use assets	6,261	3,971
Intangible assets, net	530	575
Goodwill	10,297	10,297
Other assets	6,919	1,678
Total assets	$1,046,670	$791,592
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,772	$5,714
Operating lease liabilities, current portion	1,128	915
Accrued expenses and other current liabilities	35,533	24,207
Total current liabilities	46,433	30,836
Long-term debt	3,000	3,000
Operating lease liabilities, net of current portion	5,109	3,106
Deferred tax liability	307	307
Other liabilities	855	1,741
Total liabilities	55,704	38,990
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 700,000,000 and 700,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 89,300,590 and 80,689,128 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	8
Additional paid-in capital	1,566,082	1,131,570
Accumulated deficit	(575,125)	(378,976)
Total stockholders' equity	990,966	752,602
Total liabilities and stockholders' equity	$1,046,670	$791,592
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Commercial and development revenue	$1,604	$1,508	$3,820	$1,508
License and collaboration revenue	—	158	24	210
Total revenues	1,604	1,666	3,844	1,718
Operating costs and expenses
Cost of sales	2,669	1,577	9,556	1,577
Research and development	39,221	27,884	137,608	86,683
General and administrative	22,963	23,334	72,719	55,532
Total operating costs and expenses	64,853	52,795	219,883	143,792
Loss from operations	(63,249)	(51,129)	(216,039)	(142,074)
Other income (expense), net
Interest income, net	6,423	7,421	20,040	22,487
Other (expense) income, net	(65)	(100)	(150)	(99)
Total other income, net	6,358	7,321	19,890	22,388
Net loss and comprehensive loss	$(56,891)	$(43,808)	$(196,149)	$(119,686)
Net loss per share, basic and diluted	$(0.64)	$(0.57)	$(2.25)	$(1.57)
Weighted average shares of common stock outstanding, basic and diluted	88,871,135	76,729,726	87,212,504	76,383,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	76,154,783	$8	$951,350	$(217,981)	$733,377
Issuance of common stock	66,506	—	682	—	682
Stock-based compensation expense	—	—	5,151	—	5,151
Net loss	—	—	—	(34,452)	(34,452)
Balance as of March 31, 2025	76,221,289	$8	$957,183	$(252,433)	$704,758
Issuance of common stock	10,570	—	19	—	19
Stock-based compensation expense	—	—	7,007	—	7,007
Net loss	—	—	—	(41,426)	(41,426)
Balance as of June 30, 2025	76,231,859	$8	$964,209	$(293,859)	$670,358
Issuance of common stock in connection with a public offering, net of issuance costs	1,515,151	—	48,663	—	48,663
Issuance of common stock	530,442	—	5,099	—	5,099
Stock-based compensation expense	—	—	7,331	—	7,331
Net loss	—	—	—	(43,808)	(43,808)
Balance as of September 30, 2025	78,277,452	$8	$1,025,302	$(337,667)	$687,643

Balance as of December 31, 2025	80,689,128	$8	$1,131,570	$(378,976)	$752,602
Issuance of common stock in connection with a public offering, net of issuance costs	6,941,407	1	391,409	—	391,410
Issuance of common stock	377,226	—	1,495	—	1,495
Stock-based compensation expense	—	—	6,474	—	6,474
Net loss	—	—	—	(60,202)	(60,202)
Balance as of March 31, 2026	88,007,761	$9	$1,530,948	$(439,178)	$1,091,779
Issuance of common stock	298,629	—	2,061	—	2,061
Stock-based compensation expense	—	—	14,334	—	14,334
Net loss	—	—	—	(79,056)	(79,056)
Balance as of June 30, 2026	88,306,390	$9	$1,547,343	$(518,234)	$1,029,118
Issuance of common stock	994,200	—	10,283	—	10,283
Stock-based compensation expense	—	—	8,456	—	8,456
Net loss	—	—	—	(56,891)	(56,891)
Balance as of September 30, 2026	89,300,590	$9	$1,566,082	$(575,125)	$990,966
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net loss	$(196,149)	$(119,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,846	596
Stock-based compensation expense	29,264	19,489
Unrealized losses (gains) on short-term investments	9,949	(1,965)
Non-cash interest expense (income)	139	(844)
Non-cash lease expense	101	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,374)	(90)
Accounts receivable, net	22	(19)
Inventory	400	(380)
Other assets	(5,668)	(20)
Accounts payable	4,058	1,835
Accrued expenses and other current liabilities	11,326	4,924
Other liabilities	(978)	9
Net cash used in operating activities	(151,064)	(96,130)
Investing Activities
Proceeds from sales and maturities of investments	649,450	621,899
Purchases of investments	(905,945)	(770,122)
Acquisition, net of cash acquired	—	(21,967)
Purchases of property and equipment	(1,887)	(127)
Net cash used in investing activities	(258,382)	(170,317)
Financing Activities
Proceeds from follow-on public offerings, net of issuance costs	391,550	49,001
Proceeds from exercise of common stock options	14,036	5,800
Withholding taxes paid on net exercise of stock options	(197)	—
Stock issuance costs	(186)	(277)
Net cash provided by financing activities	405,203	54,524
Net decrease in cash and cash equivalents	(4,243)	(211,923)
Cash and cash equivalents at beginning of period	32,490	257,068
Cash and cash equivalents at end of period	$28,247	$45,145

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$142	$—
Cash paid for taxes	$14	$16

Non-cash Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for lease liabilities	$3,483	$859
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
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
In February 2025, SafeGuard Healthcare, LLC (SafeGuard), a wholly owned subsidiary of the Company, purchased a $26.8 million convertible note (Note), including accrued interest, from SP Healthcare SPV I, LLC (the SPV). The SPV used the proceeds from the Note to invest and acquire substantially all of the assets of Biovire, Inc. (Biovire), a contract manufacturing organization that produces cretostimogene for the Company. In July 2025, SafeGuard converted the Note (the Conversion Event) and obtained control of both the SPV and Biovire. Refer to Note 15 for additional details on the Conversion Event.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report), filed with the SEC on February 27, 2026. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal and recurring adjustments, considered necessary for a fair statement of the interim periods.
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.
Liquidity and Management’s Plans
As of September 30, 2026, the Company had approximately $984.5 million of cash, cash equivalents and marketable securities and working capital of approximately $961.3 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of September 30, 2026, the Company had an accumulated deficit of $575.1 million. During the three and nine months ended September 30, 2026, the Company incurred a net loss of $56.9 million and $196.1 million, respectively, and had negative cash flows from operations of $151.1 million during the nine months ended September 30, 2026. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval, and gains market acceptance of a product candidate and achieves a level of revenues adequate to support the Company’s operations.

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
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
3. Fair Value Measurements
The following tables present the financial instruments carried at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, respectively, in accordance with the ASC 820, Fair Value Measurement (ASC 820) hierarchy (in thousands):

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$21,837	$—	$—	$21,837
Marketable securities	$—	$956,211	$—	$956,211

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16,639	$10,056	$—	$26,695
Marketable securities	$—	$709,665	$—	$709,665

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
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
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2026 and the year ended December 31, 2025.
4. Property and Equipment, Net
The components of property and equipment, net as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$11,484	$10,499
Manufacturing and lab equipment	6,365	5,982
Machinery and equipment	846	589
Construction in progress	196	—
Total property and equipment, cost	18,891	17,070
Less: Accumulated depreciation	(3,958)	(1,474)
Property and equipment, net	$14,933	$15,596
Depreciation expense for the three months ended September 30, 2026 and 2025 was $0.9 million and less than $0.1 million, respectively, and was $2.5 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.
5. Goodwill
Goodwill
In connection with the Conversion Event in July 2025, the Company recognized goodwill of $10.3 million. See Note 15 for additional information on this transaction.
The Company annually assesses goodwill for impairment in the fourth quarter of each calendar year and at an interim date if indicators of impairment exist. During the three and nine months ended September 30, 2026, no goodwill impairment was recognized.

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
External research and development expenses	$24,023	$13,936
Personnel-related expenses	7,257	8,216
Professional fees	2,661	967
Deferred revenue	29	286
Other	1,563	802
Total accrued expenses and other current liabilities	$35,533	$24,207
7. Commitments and Contingencies
Operating Leases
The Company has entered into non-cancellable operating leases with remaining lease terms expiring between 2028 and 2034. Of the Company's three operating leases as of September 30, 2026, two are leases in which the Company is the lessee for office space. The remaining operating lease was acquired in connection with the Conversion Event and includes office, manufacturing, and warehouse space. In the fourth quarter of 2025, the Company entered into an additional non-cancelable operating lease for office space with a term of approximately eight years, which commenced in the third quarter of 2026. The Company had no finance leases as of September 30, 2026 and December 31, 2025.

The components of lease expense for the periods ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease cost
Operating lease cost	$679	$377	$1,426	$384
Total lease cost	$679	$377	$1,426	$384
Other information
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$1,188	$—	$3,483	$859
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$272	$222	$926	$383
Weighted-average remaining lease term (years)	5.04	4.22	5.04	4.22
Weighted-average discount rate	6.79%	6.87%	6.79%	6.87%

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Maturities of lease liabilities as of September 30, 2026 were as follows (in thousands):

2026	470
2027	1,420
2028	1,494
2029	1,429
2030	1,472
Thereafter	1,091
Total lease payment	7,376
Less: amount representing imputed interest	(1,139)
Total future minimum lease obligations	$6,237
Legal Proceedings
A liability for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources is recorded in the unaudited condensed consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated.
On March 4, 2024, a complaint was filed against the Company in the Superior Court of the State of Delaware by ANI Pharmaceuticals, Inc. seeking a declaratory judgment that a provision in an assignment and technology transfer agreement between the Company and ANI, dated November 15, 2010 (the ANI Agreement), obligates the Company to pay ANI a royalty on certain “net sales” of cretostimogene, and (ii) compensatory damages alleging the Company was unjustly enriched by obtaining the benefit of certain non-patent assets under the ANI Agreement without paying adequate consideration to ANI. On July 16, 2025, the Superior Court granted the Company’s motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene but denied the Company’s motion for summary judgment with respect to ANI’s unjust enrichment claim. On July 29, 2025, a jury entered a verdict in favor of the Company, unanimously rejecting all of ANI's claims for unjust enrichment damages. As a result, and subject to the outcome of any appeals brought by ANI, the Company will not owe ANI a future royalty of 5% on commercial sales of cretostimogene, no damages have been awarded to ANI, and there are no further payments due to ANI under the ANI Agreement. On April 10, 2026, the Superior Court heard oral arguments from ANI and the Company on pending post-trial motions submitted by the Company and ANI, which included (i) ANI’s Motion for Judgment as a Matter of Law; (ii) ANI’s Motion to Unseal Trial Exhibits; and (iii) the Company’s Motion for Costs. On July 16, 2026, the Superior Court issued an order denying ANI's motions for a new trial and judgment as a matter of law. On August 17, 2026, ANI filed a notice of appeal with the Delaware Supreme Court appealing (1) the Superior Court's granting of the Company's motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene, (2) the special verdict dated July 29, 2025, and (3) the memorandum opinion and order dated July 16, 2026 denying ANI's motion for a new trial and for judgment as a matter of law. The Company will vigorously defend the appeals brought by ANI.
Indemnification
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of September 30, 2026, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. License and Collaboration Agreements
Lepu Biotech Co., Ltd.
In March 2019, the Company entered into a development and license agreement with Lepu Biotech Co., Ltd. (Lepu) for cretostimogene (the Lepu License Agreement). Under the terms of the Lepu License Agreement, the Company granted to Lepu an exclusive license to develop, manufacture and commercialize cretostimogene and/or n-Dodecyl-beta-Maltoside (DDM) to treat and/or prevent cancer in mainland China, including Hong Kong and Macau (the Lepu Territory). The Company is obligated to use commercially reasonable efforts to supply Lepu with its requirements of cretostimogene and DDM for its development activities at Lepu’s cost and to periodically provide Lepu with manufacturing documentation and, at Lepu’s cost, reasonably requested assistance related to the manufacture of clinical and, if applicable, commercial supplies of cretostimogene and DDM. The Company determined that control of the license was transferred to Lepu in March 2019 upon execution of the contract.
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
The Company recognized no license and collaboration revenue during the three and nine months ended September 30, 2026 and 2025.

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
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

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company determined the Kissei License Agreement contained two material components: (i) an exclusive license granted to Kissei to certain intellectual property rights in the Kissei Territory, for Kissei to develop and commercialize, but not manufacture, the Licensed Product for all uses in oncology; and (ii) the parties’ participation in the Global Development of the Licensed Product. The Company used the criteria specified in ASC 606 to determine which of the components of the Kissei License Agreement are performance obligations with a customer and concluded Kissei is the Company’s customer for the license and related activities in the Kissei Territory under ASC 606. The Global Development activities under the agreement do not present a transaction with a customer and the payments received by the Company for Global Development activities, including manufacturing, will be accounted for as a reduction of related expenses.
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

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company recognized zero and less than $0.1 million in license and collaboration revenue for the three and nine months ended September 30, 2026, respectively, and $0.2 million for each of the three and nine months ended September 30, 2025.
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
The following table presents selected financial information with respect to the Company's single operating segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Commercial and development revenue	$1,604	$1,508	$3,820	$1,508
License and collaboration revenue	—	158	24	210
Total revenues	1,604	1,666	3,844	1,718
Less:
Cost of sales	2,669	1,577	9,556	1,577
Research and development
Clinical and manufacturing	31,940	23,381	122,012	72,818
Other research and development(1)	7,281	4,503	15,596	13,865
Total research and development	39,221	27,884	137,608	86,683
General and administrative	22,963	23,334	72,719	55,532
Total costs and operating expenses	64,853	52,795	219,883	143,792
Loss from operations	(63,249)	(51,129)	(216,039)	(142,074)
Other income, net	6,358	7,321	19,890	22,388
Net loss	$(56,891)	$(43,808)	$(196,149)	$(119,686)
(1)Other research and development consists of indirect costs incurred for the benefit of the research and development efforts, including certain personnel, supply chain, quality assurance, and regulatory affairs.
10. Common Stock
The Company is authorized to issue up to 700,000,000 shares of common stock at September 30, 2026 and December 31, 2025, of which 89,300,590 and 80,689,128 shares were issued and outstanding at September 30, 2026 and December 31, 2025, respectively.

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock, of which there are none as of September 30, 2026 and December 31, 2025.
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
Reserved Shares
As of September 30, 2026, the Company reserved the following shares of common stock for issuance:

September 30, 2026
Stock options and awards outstanding	7,336,869
Reserved for future stock award issuances	6,441,218
Reserved for future ESPP issuances	1,466,540
Total	15,244,627
11. Stock-Based Compensation
In 2015, the Company established the 2015 Plan, under which the Company may grant options and restricted stock to its employees and certain non-employees. As of September 30, 2026, there were 178,534 shares of common stock subject to outstanding awards under the 2015 Plan. In 2022, the Company established the 2022 Plan, under which the Company may grant options, restricted stock units, restricted stock, stock appreciation rights, dividend equivalents and other stock and cash-based awards to its employees and certain non-employees. As of September 30, 2026, there were 2,439,699 shares of common stock subject to outstanding awards under the 2022 Plan.
On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Equity Incentive Plan (the 2024 Plan), which became effective on January 24, 2024. The 2024 Plan replaced the 2022 Plan, as the Company’s board of directors has determined to not make additional grants under the 2022 Plan following its initial public offering. However, the 2015 and 2022 Plans will continue to govern outstanding equity awards granted under the 2015 and 2022 Plans. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The number of shares initially available for issuance under awards granted pursuant to the 2024 Plan is (1) 8,246,565 shares, plus (2) any shares subject to outstanding awards under the 2015 and 2022 Plans as of the effective date of the 2024 Plan that become available for issuance under the 2024 Plan thereafter in accordance with its terms. As of September 30, 2026, there were 4,718,636 shares of common stock subject to outstanding awards and 6,441,218 shares of common stock remaining and available for issuance under the 2024 Plan.
The Company may grant options to purchase authorized but unissued shares of the Company’s common stock. Options granted under the 2015 Plan, 2022 Plan and 2024 Plan include incentive stock options that can be granted only to the Company’s employees and non-statutory stock options that can be granted to the Company’s employees, consultants, advisors and directors.

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2026 (in thousands, except share and per share amounts):

	Number of Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)
Balance at December 31, 2025	7,958,219	$16.59	7.96	$198,545
Granted	1,272,168	$67.09
Exercised	(1,626,665)	$8.84
Forfeited/Expired	(468,690)	$35.96
Balance at September 30, 2026	7,135,032	$26.09	7.59	$319,905
Vested and expected to vest at September 30, 2026	7,135,032	$26.09	7.59	$319,905
Exercisable at September 30, 2026	3,544,186	$17.63	6.89	$188,772
The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $100.9 million and $10.7 million, respectively.
The weighted-average grant-date fair value of the options granted was $43.31 and $14.49 per share for the nine months ended September 30, 2026 and 2025, respectively. The aggregate grant-date fair value of options vested during the nine months ended September 30, 2026 and 2025 was $29.6 million and $19.8 million, respectively.
The following table provides the assumptions used in determining the fair value of option awards for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	63.03% - 66.68%	76.35% - 77.58%	63.03% - 69.97%	73.39% - 77.58%
Risk-free interest rate	4.33% - 4.87%	3.7% - 4.16%	3.725% - 4.87%	3.7% - 4.5%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	6.1	6.1	5.25 - 6.1	5.25 - 6.1
The Company recorded stock-based compensation expense related to stock options of $7.7 million and $6.7 million for the three months ended September 30, 2026 and 2025, respectively, and $27.8 million and $17.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had an aggregate $79.5 million of gross unrecognized stock-based compensation expense related to unvested options to be recognized over a weighted average period of 2.8 years.

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance-Based Restricted Stock Units
A Performance Stock Unit (PSU) represents one equivalent share of the Company's common stock to be issued after achievement of the performance metrics specified in the grant. The following table summarizes the Company's PSU activity for nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2025	166,342	$39.40
Granted	57,267	$71.81
Vested	(14,214)	$43.25
Forfeited	(7,558)	$43.25
Nonvested at September 30, 2026	201,837	$48.18
Expected to vest at September 30, 2026	201,837	$48.18
The Company estimates the fair value of a PSU based upon the expected achievement of the performance metrics specified in the grant and the closing market price of the Company's common stock on the date of grant.
Stock-based compensation expense associated with these PSUs is recognized if achievement of the underlying performance condition is considered probable of achievement based on the Company’s best estimates. The Company recorded stock-based compensation expense related to PSUs of $0.6 million during the three and nine months ended September 30, 2026 and less than $0.1 million during the three and nine months ended September 30, 2025. As of September 30, 2026, the Company had an aggregate $9.7 million of gross unrecognized stock-based compensation expense related to unvested PSUs to be recognized over a weighted average period of 1.1 years, including the expense attributable to PSUs for which achievement is not considered probable and no current expense is being recognized.
Stock-based compensation expense related to stock awards and the 2024 Employee Stock Purchase Plan (see Note 12) recorded in the accompanying statements of operations for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,305	$2,455	$8,958	$6,410
General and administrative	5,151	4,876	20,306	13,079
Total stock-based compensation expense	$8,456	$7,331	$29,264	$19,489
The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.
12. Employee Stock Purchase Plan
On January 11, 2024, the Company’s board of directors and stockholders approved the 2024 Employee Stock Purchase Plan (the ESPP), which became effective on January 24, 2024. The number of shares initially available for issuance pursuant to the ESPP is 812,242 shares. The ESPP provides for the sale of the Company's common stock to eligible employees at 85% of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant date of purchase, whichever is lower. Payroll deductions are limited to 15% of the employee’s eligible compensation, subject to IRS limits. In addition, employees may not buy more than 100,000 shares during any purchase period or offering period. There were 54,054 and 69,393 shares purchased under the ESPP during the nine months ended September 30, 2026 and 2025, respectively, and 14,994 and 37,374 shares purchased under the ESPP during the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there were approximately 1.5 million shares available for issuance under the ESPP.

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company recorded stock-based compensation expense under the ESPP of approximately $0.1 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had $0.9 million of gross unrecognized stock-based compensation expense under the ESPP to be recognized over a weighted average period of 1.3 years.
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
14. Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss and comprehensive loss	$(56,891)	$(43,808)	$(196,149)	$(119,686)
Denominator:
Weighted-average common stock outstanding, basic and diluted	88,871,135	76,729,726	87,212,504	76,383,376
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.57)	$(2.25)	$(1.57)
The Company’s potentially dilutive securities, which include stock options and awards, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.
The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	September 30,
	2026	2025
Stock options outstanding	7,135,032	7,934,457
Total	7,135,032	7,934,457
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

CG ONCOLOGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Consideration was determined to be the fair value of the note receivable that was exchanged for the majority of shares of the SPV and Biovire. The acquisition was accounted for as a business combination using the acquisition method of accounting, under which the acquired assets, including intangible assets, and assumed liabilities were recognized at their estimated fair values as of July 20, 2025, with the excess of the fair value of consideration transferred over the fair value of the net assets acquired recognized as goodwill. The Company's unaudited condensed consolidated financial statements include the operating results of the SPV and Biovire from the date of acquisition through September 30, 2026.
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
Overview
We are a late-stage clinical biopharmaceutical company focused on developing and commercializing cretostimogene grenadenorepvec (cretostimogene), an investigational oncolytic immunotherapy with a dual mechanism of action designed both to eliminate cancer cells directly by selective replication and indirectly by activating an anti-tumor immune response, as a potential backbone therapy in a broad range of patients afflicted with bladder cancer. Cretostimogene is currently in clinical development for the treatment of patients with high-risk and intermediate-risk non-muscle invasive bladder cancer (NMIBC), which potentially represents up to 150,000 addressable patients in the United States.

We are evaluating the safety and efficacy of cretostimogene monotherapy in BOND-003 Cohort C, our ongoing Phase 3 clinical trial in Bacillus Calmette-Guérin (BCG)-unresponsive NMIBC with carcinoma in situ (CIS), with or without papillary disease. Given the limitations of currently approved therapies, the next course of treatment for these patients with BCG-unresponsive tumors is radical cystectomy, which is the complete removal of the bladder. This surgery carries a significant social, functional and emotional burden for patients. As such, there is a significant unmet need for effective bladder-sparing treatments. We reported potentially best-in-disease data in September 2025, and results were subsequently updated and published in The Lancet Oncology in July 2026. These results included a 75.5% complete response (CR) at any time, after receiving cretostimogene as monotherapy, with 12- and 24-month duration of response (DOR) rates of 65.5% and 60%, respectively, and a favorable safety and tolerability profile. This trial served as the basis for our Biologics License Application (BLA) submission for our initial indication to the U.S. Food and Drug Administration (FDA), which we expect to complete in the fourth quarter of 2026. Cretostimogene has received both Fast Track and Breakthrough Therapy designations from the FDA for the treatment of BCG-unresponsive NMIBC with CIS with or without papillary disease. Additionally, in April 2024, we initiated BOND-003 Cohort P, an exploratory study evaluating cretostimogene monotherapy in BCG-unresponsive papillary only NMIBC. Based on internal research derived from the National Cancer Institute Surveillance, Epidemiology, and End Results Program’s (NIH SEER) database, secondary claims data analytics and management assumptions, the BCG-unresponsive NMIBC segment may represent up to 25,000 addressable patients.
We are also conducting a Phase 3 clinical trial, PIVOT-006, the first randomized registrational trial to evaluate an investigational adjuvant therapy in intermediate-risk and high-grade Ta ≤ 3cm NMIBC assessing cretostimogene following transurethral resection of the bladder tumor (TURBT), with enrollment completed in the third quarter of 2025. These patients with intermediate-risk NMIBC are encumbered by frequent tumor recurrence that requires repeat resection of the bladder tumors. Moreover, intravesical BCG is no longer recommended by guidelines for this patient population due to the continuous BCG shortage. We believe cretostimogene, if approved in intermediate-risk NMIBC, has the potential to serve as a first-in-class backbone therapy in this frontline adjuvant setting, for which there are currently no U.S. FDA approved options. Based on internal research derived from NIH SEER database, secondary claims data analytics and management assumptions, the intermediate-risk NMIBC segment may represent up to 50,000 addressable patients.
Additionally, we have multiple ongoing Phase 2 trials designed to generate data in BCG-exposed and BCG-naïve high-risk patients. In October 2024, we initiated CORE-008 Cohort A, a Phase 2 clinical trial in high-risk NMIBC patients who are naïve to BCG treatment, including patients with CIS and with or without papillary disease and patients with only papillary disease. Based on internal research derived from NIH SEER database, secondary claims data analytics and management assumptions, the BCG-naïve high-risk NMIBC segment may represent up to 25,000 addressable patients. In March 2025, we expanded CORE-008 evaluating cretostimogene monotherapy in the BCG-exposed high-risk population (Cohort B). In addition, in April 2025, we initiated a third Cohort (Cohort CX), evaluating cretostimogene in combination with gemcitabine in both the BCG-exposed high-risk and BCG-unresponsive population. Notably, cretostimogene’s potential for combination with other therapies was assessed in a Phase 2 CORE-001 clinical trial evaluating cretostimogene in combination with the checkpoint inhibitor (CPI) pembrolizumab in BCG-unresponsive NMIBC patients. In May 2026, first results from CORE-008 Cohort CX data were presented at the Society of Urologic Oncology (SUO) session at the American Urological Association (AUA) 2026 Annual Meeting. As of the March 13, 2026 cut off, the data included a favorable safety and tolerability profile and an overall high-grade event-free survival (HG-EFS) of 96.0% at 3 months and 89.5% at 6 months, with a median follow-up of 6.6 months, in the overall intent-to-treat (ITT) population. There were no statistically significant differences in HG-EFS across concurrent and sequential treatment arms. High CR rates at any time were observed in the CIS-containing population with 85.7% and 92.3% in the ITT and Efficacy Evaluable population, respectively. Based on internal research derived from NIH SEER database, secondary claims data analytics and management assumptions, the BCG-exposed high-risk NMIBC segment may represent up to 50,000 addressable patients.
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

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $196.1 million and $119.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $575.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize cretostimogene and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture cretostimogene, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for cretostimogene, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we do not become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce or terminate our operations.
To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock, as well as through previously outstanding term debt.
Through September 30, 2026, we have received aggregate gross proceeds of approximately $1,532.9 million from the sale of shares of our common stock from our initial public offering, our follow-on offering in December 2024, and our at-the-market facility, and sales of redeemable convertible preferred stock. In addition, through September 30, 2026, we have recognized $26.9 million in license and collaboration revenue pursuant to our license and collaboration agreements. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $984.5 million. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of cretostimogene and any future product candidates.
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
Lepu License Agreement
In March 2019, we entered into a development and license agreement (the Lepu License Agreement) with Lepu Biotech Co., Ltd. (Lepu), under which we granted an exclusive license to Lepu to develop, manufacture and commercialize cretostimogene and/or DDM to treat and/or prevent cancer in the Lepu Territory. Lepu paid to us a one-time upfront payment of $4.5 million and is obligated to make regulatory milestone payments of up to $2.5 million and commercial milestone payments of up to $57.5 million. We are entitled to receive a high single-digit royalty on net sales of cretostimogene and/or DDM sold in the Lepu Territory, subject to a specified reduction. During the three and nine months ended September 30, 2026 and 2025, we did not recognize any license and collaboration revenue related to the Lepu License Agreement.
Kissei License Agreement
In March 2020, and as amended September 2022, we entered into a license and collaboration agreement (the Kissei License Agreement) with Kissei Pharmaceutical Co., Ltd. (Kissei), under which we granted to Kissei an exclusive license to certain intellectual property rights in Bangladesh, Bhutan, Brunei, Cambodia, India, Indonesia, Japan, South Korea, Laos, Malaysia, Myanmar, Nepal, Pakistan, Palau, Philippines, Singapore, Sri Lanka, Taiwan, Thailand and Vietnam (the Kissei Territory), for Kissei to develop and commercialize, but not manufacture, cretostimogene in combination with DDM (the Licensed Product) for all uses in oncology. Kissei paid to us a one-time upfront payment of $10.0 million under the agreement. Kissei is obligated to pay development milestone payments of up to $33.0 million and commercial milestone payments of up to $67.0 million. We have also agreed to pay Kissei a royalty on net sales of Licensed Product outside the Kissei Territory and outside the Lepu Territory, including on any U.S. sales, in a low-single digit percentage, subject to certain capped reductions. We are entitled to receive a royalty on net sales of Licensed Product in the Kissei Territory in the mid-twenties percentage, subject to certain capped reductions and offset rights. We are obligated to supply and Kissei will exclusively purchase its clinical and commercial requirements of Licensed Product from us. During the three and nine months ended September 30, 2026, we recognized zero and less than $0.1 million in license and collaboration revenue related to the Kissei License Agreement, respectively, and we recognized $0.2 million in license and collaboration revenue related to the Kissei License Agreement during each of the three and nine months ended September 30, 2025.
Components of Our Results of Operations
Revenue
License and Collaboration Revenue
Through September 30, 2026, we have recognized $26.9 million in license and collaboration revenue through our license and collaboration agreements. We have not generated any revenue from the sale of our cretostimogene products, however, and do not expect to generate any revenue from the sale of our cretostimogene products in the foreseeable future, if at all. If our or our collaborators’ development efforts for cretostimogene and any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales, payments from existing or potential future collaboration or license agreements with third parties, or any combination thereof.
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
Our R&D expenses consist of:
•external costs incurred under agreements with contract research organizations (CROs), contract manufacturers, consultants and other third parties to conduct and support our clinical trials and preclinical studies; and
•internal costs, including R&D personnel-related expenses such as salaries, stock-based compensation and benefits, as well as allocated facilities costs and dues and subscriptions.
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
Although R&D activities are central to our business model, the successful development of cretostimogene and any future product candidates is highly uncertain. There are numerous factors associated with the successful development of any product candidate such as cretostimogene, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our R&D expenses will increase substantially in connection with our ongoing and planned clinical and preclinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of cretostimogene and any future product candidates. Our future R&D expenses may vary significantly based on a wide variety of factors such as:
•the number and scope, rate of progress, expense and results of our clinical trials and preclinical studies of cretostimogene and any future product candidates we may choose to pursue, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•per patient trial costs;
•the number of trials required for approval;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•the potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;

•the cost and timing of manufacturing cretostimogene and any future product candidates;
•the costs, if any, of obtaining third-party drugs for use in our combination trials;
•the extent of changes in government regulation and regulatory guidance;
•the efficacy and safety profile of cretostimogene and any future product candidates;
•the timing, receipt, and terms of any approvals from applicable regulatory authorities; and
•the extent to which we establish additional collaboration, license, or other arrangements.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Revenues
Commercial and development revenue	$1,604	$1,508	$96
License and collaboration revenue	—	158	(158)
Total revenues	1,604	1,666	(62)
Operating costs and expenses
Cost of sales	2,669	1,577	1,092
Research and development	39,221	27,884	11,337
General and administrative	22,963	23,334	(371)
Total operating costs and expenses	64,853	52,795	12,058
Loss from operations	(63,249)	(51,129)	(12,120)
Other income (expense), net
Interest income, net	6,423	7,421	(998)
Other (expense) income, net	(65)	(100)	35
Total other income, net	6,358	7,321	(963)
Net loss and comprehensive loss	$(56,891)	$(43,808)	$(13,083)
Commercial and Development Revenue
Commercial and development revenue was $1.6 million for the three months ended September 30, 2026 compared to $1.5 million for the three months ended September 30, 2025. The increase of $0.1 million was primarily due to an increase in commercial revenue.
License and Collaboration Revenue
License and collaboration revenue was zero for the three months ended September 30, 2026 compared to $0.2 million the three months ended September 30, 2025. All revenue recognized was related to the Kissei License Agreement.
Cost of Sales
Cost of sales was $2.7 million for the three months ended September 30, 2026 compared to $1.6 million for the three months ended September 30, 2025. The $1.1 million increase was primarily due to an increase in labor costs.
Research and Development Expenses
The following table summarizes our R&D expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
External clinical trial expenses	$23,793	$17,486	$6,307
Personnel-related expenses	13,771	8,645	5,126
Other research and development	1,657	1,753	(96)
Total research and development expenses	$39,221	$27,884	$11,337

R&D expenses were $39.2 million for the three months ended September 30, 2026 compared to $27.9 million for the three months ended September 30, 2025. The increase of $11.3 million in R&D expenses for the three months ended September 30, 2026 was primarily due to an increase of $6.3 million in external clinical trial expenses related to higher Chemistry, Manufacturing, and Controls (CMC) costs, as well as an increase of $5.1 million in compensation costs due to increased headcount, including a $0.9 million increase in stock-based compensation, partially offset by a decrease in other research and development costs of $0.1 million.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Personnel-related expenses	$12,002	$10,576	$1,426
Professional and consultant fees	5,431	9,273	(3,842)
Other general and administrative	5,530	3,485	2,045
Total general and administrative expenses	$22,963	$23,334	$(371)
General and administrative expenses were $23.0 million for the three months September 30, 2026 compared to $23.3 million for the three months ended September 30, 2025. The decrease of $0.4 million in general and administrative expenses for the three months ended September 30, 2026 was primarily due to a decrease in professional and consultant fees of $3.8 million, partially offset by an increase in other general fees of $2.0 million and an increase in compensation costs of $1.4 million due to increased headcount, including a $0.3 million increase in stock-based compensation.
Other Income (Expense), Net
Other income (expense), net, was an other income of $6.4 million for the three months ended September 30, 2026 compared to an other income of $7.3 million for the three months ended September 30, 2025. The decrease in other income was primarily due to a decrease in interest income earned related to cash equivalents and marketable securities balances.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
Revenues
Commercial and development revenue	$3,820	$1,508	$2,312
License and collaboration revenue	24	210	(186)
Total revenues	3,844	1,718	2,126
Operating costs and expenses
Cost of sales	9,556	1,577	7,979
Research and development	137,608	86,683	50,925
General and administrative	72,719	55,532	17,187
Total operating costs and expenses	219,883	143,792	76,091
Loss from operations	(216,039)	(142,074)	(73,965)
Other income (expense), net
Interest income, net	20,040	22,487	(2,447)
Other (expense) income, net	(150)	(99)	(51)
Total other income, net	19,890	22,388	(2,498)
Net loss and comprehensive loss	$(196,149)	$(119,686)	$(76,463)
Commercial and Development Revenue
Commercial and development revenue was $3.8 million for the nine months ended September 30, 2026 compared to $1.5 million for the nine months ended September 30, 2025. As the Conversion Event occurred in July 2025, the $2.3 million increase was primarily due to the full nine months of revenue in the current period as opposed to less than three months of revenue in the prior period.
License and Collaboration Revenue
License and collaboration revenue was less than $0.1 million for the nine months ended September 30, 2026 compared to $0.2 million for the nine months ended September 30, 2025. All revenue recognized during both periods was related to the Kissei License Agreement.
Cost of Sales
Cost of sales was $9.6 million for the nine months ended September 30, 2026 compared to $1.6 million for the nine months ended September 30, 2025. As the Conversion Event occurred in July 2025, the $8.0 million increase was primarily due to the full nine months of activity in the current period as opposed to less than three months of activity in the prior period.
Research and Development Expenses
The following table summarizes our R&D expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
External clinical trial expenses	$99,173	$57,060	$42,113
Personnel-related expenses	34,612	24,730	9,882
Other research and development	3,823	4,893	(1,070)
Total research and development expenses	$137,608	$86,683	$50,925

R&D expenses were $137.6 million for the nine months ended September 30, 2026 compared to $86.7 million for the nine months ended September 30, 2025. The increase of $50.9 million in R&D expenses for the nine months ended September 30, 2026 was primarily due to an increase of $42.1 million in external clinical trial expenses related to higher CMC costs, as well as an increase of $9.9 million in compensation costs due to increased headcount, including a $2.5 million increase in stock-based compensation, partially offset by a decrease in other research and development costs of $1.1 million.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
Personnel-related expenses	$43,784	$28,750	$15,034
Professional and consultant fees	14,182	17,651	(3,469)
Other general and administrative	14,753	9,131	5,622
Total general and administrative expenses	$72,719	$55,532	$17,187
General and administrative expenses were $72.7 million for the nine months ended September 30, 2026 compared to $55.5 million for the nine months ended September 30, 2025. The increase of $17.2 million in general and administrative expenses for the nine months ended September 30, 2026 was primarily due to an increase in compensation costs of $15.0 million due to increased headcount, including a $7.2 million increase in stock-based compensation, and an increase in other general fees and costs of $5.6 million, partially offset by a decrease in professional and consultant fees of $3.5 million.
Other Income (Expense), Net
Other income (expense), net, for the nine months ended September 30, 2026 was an other income, net of $19.9 million compared to $22.4 million for the nine months ended September 30, 2025. The $2.5 million decrease was primarily due to a decrease in interest income earned related to cash equivalents and marketable securities balances, as well as increase in interest expense in the current period related to debt acquired through SPV and Biovire.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales of cretostimogene and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of cretostimogene and any future product candidates. To date, we have primarily funded our operations with proceeds from the sale of shares of our common stock through public offerings and our redeemable convertible preferred stock, as well as through previously outstanding term debt. Through September 30, 2026, we have received aggregate gross proceeds of $1,532.9 million from the sale of shares of our common stock through our public offerings and our redeemable convertible preferred stock. In addition, through September 30, 2026, we have recognized $26.9 million in license and collaboration revenue through our license and collaboration agreements. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $984.5 million.

At-the-Market Offering
On March 28, 2025, we entered into the Jefferies Sales Agreement with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of our common stock. On the same day, we filed a shelf registration statement on Form S-3ASR with the SEC, which contains a base prospectus, covering an unlimited amount of our common stock, preferred stock, debt securities and warrants to purchase any of such securities, and a sales agreement prospectus, which we subsequently amended on January 13, 2026 and on August 6, 2026, covering the offering, issuance and sale of up to a maximum aggregate offering of $1.05 billion of our common stock that may be issued and sold from time to time under the Jefferies Sales Agreement. As of September 30, 2026, we have received gross proceeds of $550.0 million and net aggregate proceeds of $538.5 million under the Jefferies Sales Agreement, after deducting discounts and commissions and other offering expenses. During the nine months ended September 30, 2026, 6,941,407 shares were sold under the Jefferies Sales Agreement, at a weighted-average price of $57.56 per share, and the Company received net proceeds of $391.4 million, after deducting discounts and commissions and other offering expenses.
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
Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses, and prepaid expenses. The timing and amount of our funding requirements will depend on many factors, including:
•the initiation, type, number, scope, progress, expansions, results, costs and timing of clinical trials and preclinical studies of cretostimogene and any future product candidates we may choose to pursue, including the costs of modification to clinical development plans based on feedback that we may receive from regulatory authorities and any third-party products used as combination agents in our clinical trials;
•the costs, timing and outcome of regulatory meetings and reviews of cretostimogene or any future product candidates, including requirements of regulatory authorities in any additional jurisdictions in which we may seek approval for cretostimogene and any future product candidates;
•the costs of obtaining, maintaining, enforcing and protecting our patents and other intellectual property and proprietary rights;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;
•the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, CMC quality and commercial personnel;
•the timing and payment of milestone, royalty or other payments we must make pursuant to our existing and potential future license or collaboration agreements with third parties;
•the costs and timing of establishing or securing sales and marketing capabilities if cretostimogene or any future product candidate is approved;
•our ability to achieve sufficient market acceptance, coverage, and adequate reimbursement from third- party payors and adequate market share and revenue for any approved products;

•our ability and strategic decision to develop future product candidates other than cretostimogene, and the timing of such development, if any;
•patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•costs associated with any products or technologies or businesses that we may in-license or acquire.
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
Contractual Obligations and Other Commitments
During the three and nine months ended September 30, 2026, there have been no material changes outside of the ordinary course of business in the composition to the material contractual obligations or commitments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” included in the 2025 Annual Report.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(151,064)	$(96,130)
Net cash used in investing activities	(258,382)	(170,317)
Net cash provided by financing activities	405,203	54,524
Net decrease in cash and cash equivalents	$(4,243)	$(211,923)

Operating Activities
During the nine months ended September 30, 2026, operating activities used $151.1 million of cash, primarily resulting from our net loss of $196.1 million, as well as net cash used by changes in our operating assets and liabilities of $2.8 million, partially offset by non-cash stock-based compensation charges of $29.3 million and other non-cash operating adjustments of $13.0 million.
During the nine months ended September 30, 2025, operating activities used $96.1 million of cash, primarily resulting from our net loss of $119.7 million and accretion of the discount on short-term investments of $2.0 million, partially offset by $19.5 million of non-cash stock-based compensation charges and net cash used in changes in our operating assets and liabilities of $6.3 million.
Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities was $258.4 million, primarily due to $905.9 million of purchases of marketable securities, partially offset by proceeds from sales and maturities of short-term investments.
During the nine months ended September 30, 2025, net cash used in investing activities was $170.3 million, primarily due to purchases of marketable securities offset by proceeds from sales and maturities of short-term investments and the issuance of a note receivable through a convertible promissory note in the principal amount of $22.0 million.
Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $405.2 million, consisting primarily of proceeds of $391.4 million from the sale of our common stock pursuant to the Jefferies Sales Agreement, net of issuance costs, and net proceeds from exercise of options of $13.8 million.
During the nine months ended September 30, 2025, net cash provided by financing activities was $54.5 million, consisting primarily of proceeds of $48.7 million from the sale of our common stock pursuant to the Jefferies Sales Agreement, net of issuance costs and stock issuance costs, and net proceeds from exercise of options of $5.8 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 4, 2024, ANI Pharmaceuticals, Inc. (ANI) filed a complaint against the Company in the Superior Court of the State of Delaware seeking (i) a declaratory judgment that a provision in an assignment and technology transfer agreement between the Company and ANI, dated November 15, 2010 (the ANI Agreement), obligates the Company to pay ANI a royalty on certain “net sales” of cretostimogene, and (ii) compensatory damages alleging the Company was unjustly enriched by obtaining the benefit of certain non-patent assets under the ANI Agreement without paying adequate consideration to ANI. On July 16, 2025, the Superior Court granted the Company’s motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene but denied the Company’s motion for summary judgment with respect to ANI’s unjust enrichment claim. On July 29, 2025, a jury entered a verdict in favor of the Company, unanimously rejecting all of ANI's claims for unjust enrichment damages. As a result and subject to the outcome of any appeals brought by ANI, the Company will not owe ANI a future royalty of 5% on commercial sales of cretostimogene, no damages have been awarded to ANI, and there are no further payments due to ANI under the ANI Agreement. On April 10, 2026, the Superior Court heard oral arguments from ANI and the Company on pending post-trial motions submitted by the Company and ANI, which included (i) ANI’s Motion for Judgment as a Matter of Law; (ii) ANI’s Motion to Unseal Trial Exhibits; and (iii) the Company’s Motion for Costs. On July 16, 2026, the Superior Court issued an order denying ANI's motions for a new trial and judgment as a matter of law. On August 17, 2026, ANI filed a notice of appeal with the Delaware Supreme Court appealing (1) the Superior Court's granting of the Company's motion for summary judgment with respect to ANI’s request for a declaratory judgment to receive royalty payments from the potential sale of cretostimogene, (2) the special verdict dated July 29, 2025, and (3) the memorandum opinion and order dated July 16, 2026 denying ANI's motion for a new trial and for judgment as a matter of law. The Company will vigorously defend the appeals brought by ANI.
Item 1A. Risk Factors.
There have been no material changes to our risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of our 2025 Annual Report, filed with the SEC on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
From time to time, our Section 16 officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K) for the purchase or sale of our securities. During the three months ended September 30, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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
_______________________
*This certification is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CG Oncology, Inc.

Date: November 6, 2026	By:	/s/ Arthur Kuan
Arthur Kuan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Jim DeTore
Jim DeTore
Chief Financial Officer
(Principal Financial and Accounting Officer)
i